Form 10-Q
period 2019-05-31
Yumba Records Storage, Inc.
filed 2019-07-22
CIK 1750398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

YUMBA RECORDS STORAGE, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0603983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

H. No FF-2, First Floor Rosemina Arcade, Malbhat Margao, State of Goa, India	403601
(Address of principal executive offices)	(Zip Code)

011-91-8975161268
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at July 22, 2019.  Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Yumba Records Storage, Inc.
Consolidated Balance Sheets

	May 31, 2019 $	August 31, 2018 $
	(unaudited)
ASSETS
Current assets
Cash	3,100	10,290
Total current assets	3,100	10,290

Total assets	3,100	10,290

LIABILITIES AND STOCKHOLDER’S DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	979	1,057
Due to related party	700	-
Total current liabilities	1,679	1,057

Long term liabilities
Advances from related party	15,170	15,170

Total liabilities	16,849	16,227

STOCKHOLDER’S DEFICIT

Common stock: $0.001 par value, 200,000,000 authorized,
6,000,000 issued and outstanding as of May 31, 2019 and August 31, 2018	6,000	6,000
Additional paid-in capital	-	-
Accumulated deficit	(19,749)	(11,937)
Total stockholder’s deficit	(13,749)	(5,937)

Total liabilities and stockholder’s deficit	3,100	10,290

(The accompanying notes are an integral part of these financial statements)

Yumba Records Storage, Inc.
Consolidated Statements of Operations
 (unaudited)

	For the Three Months		For the Nine Months
	Ended May 31		Ended May 31
	2019	2018	2019	2018
	$	$	$	$
Expenses
General and administrative	1,496	700	1,562	700
Professional fees	1,750	-	6,250	6,250
Loss from operations Net loss	(3,246)	(700)	(7,812)	(6,950)
Provision for income taxes	-	-	-	-

Net loss	(3,246)	(700)	(7,812)	(6,950)

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	6,000,000	6,000,000	6,000,000	6,000,000

(The accompanying notes are an integral part of these financial statements)

Yumba Records Storage, Inc.
Consolidated Statement of Stockholders’ Deficit

	Common Stock			Accumulated
			Additional Paid-in	Other Comprehensive	Accumulated
	Number	Par Value	Capital	Income (loss)	Deficit	Total

Balance, August 31, 2017	6,000,000	$6,000	$-	$-	$(1,280)	$4,720

Net loss for the period	-	-	-	-	(4,500)	(4,500)

Balance, November 30, 2017	6,000,000	$6,000	-	-	(5,780)	220

Net loss for the period	-	-	-	-	(1,750)	(1,750)

Balance, February 28, 2018	6,000,000	$6,000	-	-	(7,530)	(1,530)

Net loss for the period	-	-	-	-	(700)	(700)

Balance, May 31, 2018	6,000,000	$6,000	$-	$-	$(8,230)	$(2,230)

	Common Stock			Accumulated
			Additional Paid-in	Other Comprehensive	Accumulated
	Number	Par Value	Capital	Income (loss)	Deficit	Total

Balance, August 31, 2018	6,000,000	$6,000	$-	$-	$(11,937)	$(5,937)

Net loss for the period	-	-	-	-	(4,566)	(4,566)

Balance, November 30, 2018	6,000,000	$6,000	-	-	(16,503)	(10,503)

Net loss for the period	-	-	-	-	-	-

Balance, February 28, 2019	6,000,000	$6,000	-	-	(16,503)	(10,503)

Net loss for the period	-	-	-	-	(3,246)	(3,246)

Balance, May 31, 2019	6,000,000	$6,000	$-	$-	$(19,749)	$(13,749)

(The accompanying notes are an integral part of these consolidated financial statements)

Yumba Records Storage, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended May 31, 2019 $	For the Nine Months Ended May 31, 2018 $
	(unaudited)
Cash flows from operating activities
Net loss	(7,812)	(6,950)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payables and accrued liabilities	(78)	-
Due to related parties	700	-
Net cash used in operating activities	(7,190)	(6,950)

Cash flows from financing activities
Advances from related party	-	14,520
Net cash provided by financing activities	-	14,520

Change in cash	(7,190)	7,570

Cash – beginning of period	10,290	6,000

Cash – end of period	3,100	13,570

Supplemental cash flow disclosures

Cash paid for:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Yumba Records Storage, Inc.
Notes to the consolidated financial statements
May 31, 2019
(unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Yumba Records Storage, Inc. (the "Company") was incorporated in the state of Nevada on July 21, 2017 ("Inception"). The Company plans to be a physical record storage and retrieval company .The Company's corporate headquarters are located in Margao, India and its fiscal year-end is August 31.

The Company presently is not providing any services. All activities of the Company relate to its organization, initial funding, and share issuances.

 The Company believes there are no significant risks or uncertainties related to these activities.

2. GOING CONCERN

These unaudited financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the nine-month period ending May 31, 2019, the Company recognized no sales revenue and incurred a net loss of $7,812. As of May 31, 2019, the Company had an accumulated deficit of $19,749. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.These unaudited financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Information:

The accompanying unaudited financial statements have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These unaudited financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and result of operations. As such, all adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. The unaudited financial statement information including footnotes as of May 31, 2019 was derived from and should be read in conjunction with the Company’s financial statements for the year ended August 31, 2018 included in the Company’s Form S-1.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements for the nine months ended May 31, 2019 and the audited financial statements for the year ended August 31, 2018.

Unaudited consolidated financial statements

The unaudited consolidated financial statements include the accounts of Yumba Records Storage, Inc. and its wholly owned Canadian subsidiary, Yumba Records Storage Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

Yumba Records Storage, Inc.
Notes to the consolidated financial statements
May 31, 2019
(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the FDIC. As of May 31, 2019, the Company had $3,100 in cash.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate expenses. Revenue and expenses are translated at average rates of exchange during the year. The assets and liabilities of foreign operations are translated to US dollars at exchange rates at the reporting date. The income and expenses of foreign operations are translated into US dollars at exchange rates at the dates of the transactions. Foreign currency adjustments are recognized in other comprehensive income in the accumulated other comprehensive income (loss).

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income (loss). The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company will measure and  record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Financial Instruments

 The Company’s financial instruments consist of cash, accounts payables and due to shareholder. The carrying amount of such approximate their fair value due to the short maturity of the instrument.

Income (Loss) Per Share

 Basic earnings per share is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the three-months and nine-month period ended May 31, 2019 and 2018.

Yumba Records Storage, Inc.
Notes to the consolidated financial statements
May 31, 2019
(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Fair Value of Financial Instruments

The Company follows ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	Defined as observable inputs such as quoted prices in active markets;
Level 2:	Defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has adopted ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Recent Accounting Pronouncements

Leases – In February 2016, the issued ASU 2016-02 which amends existing lease accounting guidance and requires recognition of most lease arrangements on the balance sheet. In the event that the Company enters into any leases in the future, the adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018. The Company adopted this accounting pronouncement on January 1, 2019. The adoption of this standard did not have a material effect on the Company’s unaudited consolidated financial statements.

 Stock Compensation — On June 20, 2018, the FASB issued ASU 2018-07 Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU on January 1, 2019. The adoption of this standard did not have a material effect on the Company’s unaudited consolidated financial statements.

Credit Losses – In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses which will change the method most entities use in determining their provision for bad debts. Currently, entities base their estimate for credit losses on broad parameters which are not well defined. Under ASU 2016-13, entities must estimate credit losses on the life of credit instruments based on available data from pools of similar instruments. The Company will adopt this ASU in December 2019 for periods beginning after December 31, 2019 and does not expect it to have a material effect on the Company’s financial statements

Yumba Records Storage, Inc.
Notes to the consolidated financial statements
May 31, 2019
(unaudited)

4. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share.

During the period ended August 31, 2017, the Company issued 6,000,000 shares of common stock for total cash proceeds of $6,000 to the Company's director.

As at May 31, 2019, there were no issued and outstanding stock options or warrants.

5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Ms. Chasma Mulla, officer and director of the Company, is currently providing the Company with use of office space and services at no charge. The Company’s officer and director is involved in other business activities and may face a conflict in selecting between the Company and her other business interests.

6.RELATED PARTY ADVANCE PAYABLES

As of May 31, 2019, the Company has received $15,170 from a party related to the Company’s president. This advance is unsecured and non-interest bearing and may not be due before August 31, 2020.

7. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from July 16, 2019 through to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

We intend to commence business operations by offering document and data storage services primarily to small and medium-sized businesses located in India. Our Company was incorporated on July 21, 2017 and we have taken steps to proceed with our intended business plan.

We intend to focus on offering management services to companies that wish to store paper documents since this is the predominant form of records storage in India and is the simplest for us to accommodate. Our physical records management services will include records management programs that aid customers in their compliance with specific document storage regulatory requirements; implementation of programs that feature secure, cost-effective storage for all documents; and flexible retrieval access, retention management, and document destruction services.

We expect that our information protection and storage services will be broadly divided into two major service categories: records management, and data protection and recovery. We intend to offer both physical services and technology solutions in each of these categories. Media formats can be broadly divided into paper documents and electronic records that include various forms of magnetic media such as computer tapes, hard drives, and optical disks.

We intend to provide a secure storage location and document indexing service to customers and provide storage boxes and related supplies in order to make handling records easier.  We believe the issues encountered by customers trying to manage their electronic records are similar to the ones they face in their physical records management programs and consist primarily of: (1) storage capacity and the preservation of data; (2) access to and control over the data in a secure environment; and (3) the need to retain electronic records due to regulatory requirements.

The Company became a reporting company on June 3, 2019 after we had filed a prospectus that relates to the offering of a total of 5,000,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.01 per share. We intend to complete, by end of September 2019, the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. The Company has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Since inception, we have not generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. This is because we have not generated any revenues and no revenues are anticipated.

Plan of Operation

About Our Company

Since our incorporation on July 21, 2017, we have been engaged only in organizational and planning activities, and we have not generated any revenues. Our organizational and planning activities to date have consisted as follows:

a.	Filing of our registration statement and the Company became a reporting company on June 3, 2019;
b.	Investigation of premises and suppliers of shelving material;
c.	Investigation of website development;
d.	We have identified three (3) potential customers to date;
e.	We are discussing with potential investors in our Company to sell 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000.

We anticipate achieving the following specific business milestones in the 12 months following the completion of our offering:

1.	We intend to complete the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000 before the end of September 2019;

2.
For a period of one to three months from the date of completion of the offering, our president, Chasma Mulla, will retain a web designer for the purpose of developing our corporate website that will describe the services that we offer, provide potential clients with the ability to contact us to request services or ask questions about the services that we offer.  Ms. Mulla will be responsible for providing the content for the website. In addition, she intends to retain a search engine optimization and e-business consultant that will aid us in developing an Internet and social media presence and assure that our website is highly visible to potential clients that search for us. We anticipate that our website design and implementation will cost us about $600;

3.
Concurrently with the development of our website, we plan to lease premises for our initial storage operations in the vicinity of the city of Margao in the state of Goa, India. We anticipate signing a one-year lease for our facilities at a cost of $250 per month, which we will have the option to extend on a month-to-month basis following the initial lease term. We plan to select a location that can accommodate approximately 2,000 storage boxes that includes the potential to expand the amount of space we lease as our need for space increases. We anticipate that our rent for the first year of operations will be about $3,000;

4.
Once our website and social media presences are operational, Ms. Mulla will retain an electronic and media consultant to design electronic and print brochures that will incorporate our business logo and will include our mission statement, details of our services, and contact information. We anticipate that these steps will take approximately one month. As we develop a client list, we will distribute this electronic brochure via email to potential clients in accordance with applicable laws governing online solicitation. This may include the purchase of third-party client lists that contain the names of people that may be interested in the services that we provide. We anticipate that the design of the electronic brochure and related marketing efforts will cost approximately $400;

5.
Once we have created a print brochure, we will retain two salespersons to directly market our services to potential customers. The pay rates for such employees would be negotiable and based on commission rates based on business generated. We anticipate that any wages would be paid from revenue that we earn and would not impact our use of proceeds. Based on our success in generating business, we would expand our sales force. As our business develops, Ms. Mulla’s role would transition from client consultant to a manager of all of our sales consultants. Initially, she would also operate our storage facility along with two to three paid part-time employees. We anticipate that the costs of retaining these employees will be approximately $4,000 in our initial year of operations.

6.	We intend to be been listed by FINRA and make application for DTC eligibility

We intend to fund the above-noted expenses from the proceeds of our offering. The table below outlines our estimated start-up expenses:

	Year 1	Year 2	Year 3

Costs associated with being a reporting issuer	$13,000	$13,000	$13,000
Costs associated with registration statement	9,000	-	-
Legal fees	5,000	6,000	6,000
Transfer Agent	3,000	5,000	5,000
Website and brochures	1,000	3,000	3,000
Rent	3,000	6,000	12,000
Shelving, furniture and equipment	5,000	5,000	5,000
Boxes and containers	2,000	4,000	6,000
Insurance	1,000	1,000	2,000
Staffing	4,000	8,000	13,000
Contracted Services (delivery and pick-up)	1,000	4,000	6,000
Computer equipment, installations, and training	2,244	15,000	20,000
Total	$50,000	$70,000	$91,000

We do not expect to realize any revenues and do not expect to commence operations until approximately January 2020. Our independent auditor has issued a report on our audited financial statements which expresses substantial doubt about our ability to continue as a going concern.

Currently, our President devotes approximately 5% of her business time to the Company’s operations. Ms. Mulla has indicated that she is willing to spend more time with the business as it grows, and her services are needed. We anticipate that she will be required to spend about 20 hours a week on matters relating to our business when operations commence.

Investors should be aware that our independent auditors have issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Our auditor's opinion is based on our suffering initial losses, having limited operations, and having limited working capital. Our only source for cash at this time is investments or loans by others in our Company. However, we do not have any written agreements in place for any investments or loans from third parties. We must raise cash to implement our projects and expand our operations. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Since we became a reporting company, we are responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Qs. The shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing the website at the following address:  http://www.sec.gov.

Results of Operations

Results of Operations

We did not earn any revenues for the three months ended May 31, 2019 and from inception on July 21, 2017 to May 31, 2019. We do not expect to realize any revenues until we are able to execute our business plan.

For the nine months ended May 31, 2019, we have incurred total operating expenses in the amount of $7,812, comprised of professional fees totaling $6,250 and filing fees for the registration statement and related costs.

For the three months ended May 31, 2019, we have incurred total operating expenses in the amount of $3,246, comprised of professional fees totaling $1,750 and filing fees for the registration statement and related costs.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As of May 31, 2019, we had a cash balance of $3,100.

We do not have sufficient current cash to cover our expenses for filing required quarterly and annual reports with the Securities and Exchange Commission or to fund our plan of operation. We must raise minimum $50,000, to complete our plan of operation for the next 12 months. We anticipate our costs of being a reporting company to be approximately $13,000 annually in connection with our public filings that will have to be made with the SEC on a quarterly basis. Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our plan of operation for the next 12 months and our business will fail.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern.

Going Concern Consideration

We have not generated any revenues since inception. As of May 31, 2019, we had accumulated losses of $19,749. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Qualitative and Quantitative Disclosure about Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

Controls and Procedures over Financial Reporting

Additionally, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

None

Item 3. Default Upon Senior Securities:

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

a. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

YUMBA RECORDS STORAGE, INC.

Date: July 22, 2019

By: /s/ Chasma Mulla
Chasma Mulla
Chief Executive Officer

YUMBA RECORDS STORAGE, INC.

Date: July 22, 2019

By: /s/ Chasma Mulla
Chasma Mulla
Chief Financial Officer and Director