Form 10-K
period 2019-08-31
Yumba Records Storage, Inc.
filed 2019-12-16
CIK 1750398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

☒ ☐
Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the years ended August 31, 2019

Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number 333-22981

 YUMBA RECORDS STORAGE, INC.
(Exact name of registrant as specified in its charter)
Nevada	32-0603983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

H. No FF-2, First Floor Rosemina Arcade, Malbhat Margao, State of Goa, India	403601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 011-91-8975161268
Email: yumba.records@gmail.com

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐  Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  ☒ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 5,000,000 common shares at $0.01* = $50,000. (* - last price at which the Corporation offered stock for sale under its S-1 registration statement). For purposes of this computation, our director of the registrant is considered to be affiliates of the registrant. As of December 16, 2019, no bid or asked prices are available.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has fled all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confrmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 11,000,000 common shares issued and outstanding as of December 16, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
None.

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

In this reports, “Yumba Records Storage”, “the Company,” “we,” “us,” and “our,” refer to Yumba Records Storage, Inc., unless the context otherwise requires. Unless otherwise indicated, the term “fiscal year” refers to our fiscal year ending August 31. Unless otherwise indicated, the term “common stock” refers to shares of the Company’s common stock, par value $0.0001 per share.

PART I

Item 1. Description of Business

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

The Company became a reporting company on June 3, 2019 after we had filed a prospectus that relates to the offering of a total of 5,000,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.01 per share. In September 2019, we completed the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000.

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

Since inception, we have not generated revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.

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

Plan of Operation

About Our Company

Since our incorporation on July 21, 2017, we have been engaged only in organizational and planning activities, and we have not generated any revenues. Our organizational and planning activities to date have consisted as follows:

a.	Filing of our registration statement and the Company became a reporting company on June 3, 2019;
b.	Investigation of premises and suppliers of shelving material;
c.	investigation of website development;
d.	We have identified three (3) potential customers to date;
e.	In September 2019, we completed the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000;

We anticipate achieving the following specific business milestones in the 12 months following the completion of our offering:

1.
In December, 2019, our president, Chasma Mulla, will retain a web designer for the purpose of developing our corporate website that will describe the services that we offer, provide potential clients with the ability to contact us to request services or ask questions about the services that we offer.  Ms. Mulla will be responsible for providing the content for the website. In addition, she intends to retain a search engine optimization and e-business consultant that will aid us in developing an Internet and social media presence and assure that our website is highly visible to potential clients that search for us. We anticipate that our website design and implementation will cost us about $600;

2.
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

3.
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

4.	We intend to be been listed by FINRA and make application for DTC eligibility

We intend to fund the above-noted expenses from the proceeds of our offering. The table below outlines our estimated start-up expenses:

	Year 1	Year 2	Year 3

Costs associated with being a reporting issuer	$16,000	$16,000	$16,000
Costs associated with registration statement	9,000	-	-
Legal fees	4,000	6,000	6,000
Transfer Agent	3,000	5,000	5,000
Website and brochures	500	3,000	3,000
Rent	3,000	6,000	12,000
Shelving, furniture and equipment	4,000	5,000	5,000
Boxes and containers	1,500	4,000	6,000
Insurance	1,000	1,000	2,000
Staffing	4,000	8,000	13,000
Contracted Services (delivery and pick-up)	1,000	4,000	6,000
Computer equipment, installations, and training	2,244	15,000	20,000
Total	$50,000	$73,000	$94,000

We do not expect to realize any revenues and do not expect to commence operations until approximately January 2020.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. There is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Currently, our President devotes approximately 5% of her business time to the Company’s operations. Ms. Mulla has indicated that she is willing to spend more time with the business as it grows, and her services are needed. We anticipate that she will be required to spend about 20 hours a week on matters relating to our business when operations commence.

Investors should be aware that there is  substantial doubt as to our ability to continue as a going concern. This means that  there is substantial doubt that we can continue as an on-going business for the next 12 months. This opinion is based on our suffering initial losses, having limited operations, and having limited working capital. Our only source for cash at this time is investments or loans by others in our Company. However, we do not have any written agreements in place for any investments or loans from third parties. We must raise cash to implement our projects and expand our operations. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Emerging Growth Company Status

Because we generated less than $1 billion in total annual gross revenues during our most recently completed fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1.	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2.	Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3.	Section 14(i) of the Exchange Act, which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

4.
Section 953(b) (1) of the Dodd-Frank Act (which has not yet been implemented), which requires companies to disclose the ratio between the annual total compensation of the CEO and the median of the annual total compensation of all employees of the companies; and

5.
The requirement to provide certain other executive compensation disclosure under Item 402 of Regulation S-K. Instead, an emerging growth company must only comply with the more limited provisions of Item 402 applicable to smaller reporting companies, regardless of the issuer’s size.

Pursuant to Section 107 of the JOBS Act, an emerging growth company may choose to forgo such exemption and instead comply with the requirements that apply to an issuer that is not an emerging growth company. We have elected under this section of the JOBS Act to maintain our status as an emerging growth company and take advantage of the JOBS Act provisions relating to complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Item 1A Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None

Item 2 Properties

We do not own or rent facilities of any kind. Temporarily, we plan to conduct our operations from the office of our President who provides this space to us free of charge.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our director, officer or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

Item 4.  Mine Safety Disclosure

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are issued in registered form.  We do not presently have a transfer agent.

There has been no market for our securities and a public market may never develop, or, if any market does develop, it may not be sustained. Our common stock is not traded on any exchange or on the over-the-counter market. After the effective date of the registration statement relating to this prospectus, we will seek to have a market maker file an application with FINRA for our common stock to be eligible for trading on the OTC Markets’ OTCQB. We do not have an arrangement in place for a market maker to file such and application and there is no guarantee that we will be able to find one to do so.

We are considered a “shell company” under applicable securities rules and are subject to additional regulatory requirements as a result of this status, including limitations on our shareholder’s ability to re-sell their shares in our company, as well as additional disclosure requirements. Accordingly, investors should consider our shares to be a high-risk and illiquid investment.

Market Information

The Company became a reporting company on June 3, 2019 after we had filed a prospectus that relates to the offering of a total of 5,000,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.01 per share. In September 2019, we completed the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000.

As of present, the shareholders' list of our common shares showed 41 registered shareholder holding 11,000,000 shares; there are no shares held by broker-dealers. 6,000,000 shares are owned by our officer and director and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Holders

As at August 31, 2019, we had one shareholder and as at the date of this report, we have 41 shareholders. Each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the expansion of our business, and we do not anticipate paying any cash dividends on its common stock.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance hereunder.

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended August 31, 2019.

Penny Stock

The Securities Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or provided that current price and volume information with respect to transactions in such securities is provided by the exchange).

The shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to the penny stock rules.

Item 6. Selected Financial Data

In addition to reading this section, you should read the financial statements section which contains all detailed financial information including our results of operations.

Statement of Operations Information:

	Year Ended August 31, 2019	Year Ended August 31, 2018

Total Operating Expenses	$12,424	10,657
Net loss	(12,702)	(10,657)
Loss per share (basic and diluted)	(0.00)	(0.00

Balance Sheet Information:

	As of August 31, 2019	As of August 31, 2018

Working capital (deficiency)	$(3,191)	9,233
Total assets	408	10,290
Long term liabilities, net of discount	13,503	15,170
Total liabilities	17,102	16,227
Accumulated Deficit	(24,639)	(11,937)
Stockholders’ equity (deficit)	(16,694)	(5,937)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a company without revenues or operations. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.

We have not generated any revenues and no revenues are anticipated until we implement our business plan. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. There is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

We believe that we will have to raise further to begin operations and we cannot assure you that we will stay in business after our operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

Our administrative offices are currently located at the premises of our President, Chasma Mulla, who provides such space to us on a rent-free basis. We plan to use her office and rent a space for our operations.

Results of Operations:

	Year Ended August 31, 2019	Year Ended August 31, 2018

Total Operating Expenses	$12,424	$10,657
Net income (loss)	(12,702)	(10,657)

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended August 31, 2019 and 2018 are outlined in the table below:

	Year Ended August 31, 2019	Year Ended August 31, 2018

Professional fees	$8,000	$9,500
Interest expense	278	-
General and Administration fees	4,424	1,157
Total	$12,702	$10,657

Results of Operations

We did not earn any revenues for the year ended August 31, 2019 or since our inception on July 21, 2017. We do not expect to realize any revenues until we execute our business plan. Since inception, we sold 11,000,000 shares of common stock total proceeds of $56,000.

For the year ended August 31, 2019, we have incurred total operating expenses in the amount of $12,424 which comprises of professional audit fees totaling $8,000 and general and administrative expenses totaling $4,424 which mainly relates to travel, filing fees and state fees.

For the year ended August 31, 2018, we have incurred total operating expenses in the amount of $10,657 which comprises of professional audit fees and legal fees totaling $9,500 and general and administrative expenses totaling $1,157 which mainly relates to filing fees and state fees.

Liquidity and Capital Resources

Our cash balance at August 31, 2019 was $408 and $3,599 in current liabilities. In September 2019, we have raised $50,000 from sale of 5,000,000 shares. If additional funds become required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock or advances from related parties.

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•	our ability to raise additional funding;
•	interest by businesses to retain our services which will generate revenue from online sales.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern.

The detailed analysis of the risk factors is disclosed our Company’s registration statement Form S-1 as filed with the Securities and Exchange Commission.

Future Financings

At our present, we do not anticipate that we will require additional financing in order to enable us to proceed with our plan of operations.

If we require additional financing, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate sufficient revenues. There is no assurance we will ever reach that point. In the meantime, the continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recently Accounting Pronouncements

We have reviewed all recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC and believes that none of them will a material impact on the Company's present or future financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm issued by Prager Metis CPSs LL,C a professional corporation for the audited financial statements for the years ended August 31, 2019 and 2018, is included herein immediately preceding the audited financial statements.

Our audited financial statements are included following the signature page to this Form 10K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Evaluation of Disclosure Controls and Procedures

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of August 31, 2019, the year-end period covered by this report, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of August 31, 2019, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:

We do not have a functioning audit committee or outside director on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by a management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended August 31, 2019 covered by this report were not previously reported on Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the director and executive officer of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officer of our company is appointed by our board of directors and hold office until their death, resignation or removal from office.

Name and Address of Executive Officer and/or Director	Age	Position

Chasma Mulla Margao, State of Goa, India	37	President and Chief Executive Officer, Secretary, Treasurer and Director

The person named above has held her offices/positions since the inception of our company and is expected to hold the offices/positions until the next annual meeting of our stockholders. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

The foregoing persons are promoters of Yumba Records Storage as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Chasma Mulla currently devotes about 5 hours per week to company matters, in the future she intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting her  from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee of our company:

Chasma Mulla has served as Chairman of the Board, President and Chief Executive Officer, Secretary and Treasurer since July 21, 2017. Ms. Chasma was born and raised in Goa, India, where she graduated with a degree in computer science from University of Goa. In 2012, Ms. Chasma commenced her own garment retail establishment called Nizami Creation in Margao, Goa.

After her university graduation in 2002, Ms. Chama was employed with three logistics and container shipment companies as an executive assistant.  In these positions, she developed a network of professionals and companies in the shipping and import/export business and became familiar with digital records management.

Initially, and because we are just starting our business operations, it is not anticipated that Ms. Chasma will be required to devote more than approximately twenty hours a week to the business. However, as the business builds and more time is required of Ms. Chasma she will, as necessary, devote more time to our operations, up to a maximum of forty hours per week.

Ms. Chasma has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Ms. Chasma has not been convicted in any criminal proceeding nor is he subject of any currently pending criminal proceeding.

We intend to conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal or pending consulting agreements in place.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of at least one member, and that our shareholders shall determine the number of directors from time to time. Each director serves for a term that expires until the next annual meeting of shareholders and until her successor shall have been elected and qualified, or until her earlier resignation, removal from office, or death.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our director. Thus, there is an inherent conflict of interest.

 Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a) (15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that our directors do not currently meet the definition of “independent” as within the meaning of such rules as a result of her current position as our executive officer and directors.

Significant Employees

We have no significant employees other than the sole executive officer described above.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the Board of Directors, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters or control persons have had any of the following events occur:

•	a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;
•
being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting her involvement in any type of business, securities or banking business; and/or

•
being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Code of Ethics

We have adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company’s Board of Directors does not have a separately designated audit committee or an “audit committee financial expert.” Audit committee functions are performed by our Board of Directors. Our director is deemed not to be independent. Our director also holds position as our officer. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

The Board of Directors does not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues.  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

General

Since our incorporation on July 21, 2017, we have not compensated and have no arrangements to compensate our sole officer and director, Ms. Mulla, for her services to us as an officer.

The following table sets forth the compensation paid by us for the period from inception until the fiscal year ending August 31, 2019, and subsequent thereto, for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chasma Mulla President, Chief Executive Officer and Director	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Outstanding Equity Awards at 2019 Fiscal Year-End

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our sole executive officer and director since our inception.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employments or other contracts or arrangements with our executive officer. There are no compensation plans or arrangements, including payments to be made by us, with respect to our sole officer or director that would result from the resignation, retirement or any other termination of such person from us. There are no arrangements for our director or officer that would result from a change-in-control.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception.

Compensation of Directors

Our board of director member is not compensated for her services as director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officer and directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by our Company, with respect to the officers, directors, employees or consultants that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

Our director and executive officer or any associate or affiliate of our company during the last two fiscal years, is not or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On August 24, 2017, we issued an aggregate of 6,000,000 shares of our common stock to our sole officer and director for aggregate consideration of $6,000.

The following table sets forth information regarding the beneficial ownership of our common stock, as of the date of this report, for our director.  There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	No. of Common Stock	Percentage of Ownership as at August 31, 2019

Chasma Mulla H. No FF-2, First Floor, Rosemina Arcade, Malbhat Margao, State of Goa, India 403601	6,000,000	100%

Officer and/or director as group	6,000,000	100%

Beneficial owner of a security includes any person who, directly or  indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon  exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this report. As of the date of this report, there were 11,000,000 shares of our common stock issued and outstanding, 6,000,000 shares being held by the director.

Future Sales by existing shareholders

As of August 31, 2019, a total of 6,000,000 shares have been issued to Chasma Mulla, an officer/director, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Rule 144(i)(1) states that the Rule 144 safe harbor is not available for the resale of securities "initially issued" by a shell company (other than a business combination related shell company) or an issuer that has "at any time previously" been a shell company (other than a business combination related shell company). Consequently, the Rule 144 safe harbor is not available for the resale of such securities unless and until all of the conditions in Rule 144(i) (2) are satisfied at the time of the proposed sale.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholder does not have any plans to sell her shares at this time.

Item 13. Certain Relationships and Related Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2019 and for period year ended August 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Period Ended
	August 31 2019	August 31, 2018

Audit Fees	$8,000	$8,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$8,000	$8,000

Audit Fees: The aggregate fees billed by the independent accountants for the last two fiscal years are for professional services for the audit of our annual financial statements and the review of our Form 10-Q and other services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees: The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was nil

Tax Fees: During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed above.

All Other Fees: During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed above.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1) Financial statements for our Company are presented after the signature of this document

(b) Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUMBA RECORDS STORAGE, INC.
Date: December 16, 2019

By: /s/ Chasma Mulla
Chasma Mulla
Chief Executive Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

YUMBA RECORDS STORAGE, INC.
Date: December 16, 2019

By: /s/ Chasma Mulla
Chasma Mulla
Chief Financial Officer and Director

YUMBA RECORDS STORAGE, INC.
FINANCIAL STATEMENTS
AUGUST 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Yumba Records Storage, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Yumba Records Storage, Inc. (the “Company”) as of August 31, 2019 and the related statements of operations,stockholders’ deficit, and cash flows for the year ended August 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019, and the result of its operations and its cash flow for the year ended August 31, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has had no revenue and has accumulated deficit as of August 31, 2019, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019
Las Vegas, NV
December 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Yumba Records Storage, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yumba Records Storage, Inc. (the “Company”) as of August 31, 2018 and August 31, 2017 and the related consolidated statements of comprehensive loss, stockholders’ equity/(deficit), and cash flows for the year ended August 31, 2018 and for the period from July 21, 2017 (inception) to August 31, 2017, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and August 31, 2017, and the results of its operations and its cash flows for the year ended August 31, 2018 and for the period from July 21, 2017 (inception) to August 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2017
Las Vegas, Nevada
April 11, 2019

Yumba Records Storage, Inc.
Consolidated Balance Sheets

	August 31, 2019	August 31, 2018
ASSETS

Current assets
Cash	$408	$10,290
Total current assets	408	10,290

Total assets	$408	$10,290

LIABILITIES AND STOCKHOLDER’S DEFICIT

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$728	$1,057
Due to related party	2,871	-
Total current liabilities	3,599	1,057

Long term liabilities
Related party notes payable, net of discount	13,503	15,170

Total liabilities	17,102	16,227

STOCKHOLDER’S DEFICIT

Common stock: $0.001 par value, 200,000,000 authorized,
6,000,000 issued and outstanding as of August 31, 2019 and August 31, 2018	6,000	6,000
Additional paid-in capital	1,945	-
Accumulated deficit	(24,639)	(11,937)
Total stockholder’s deficit	(16,694)	(5,937)

Total liabilities and stockholder’s deficit	$408	$10,290

(The accompanying notes are an integral part of these financial statements)

Yumba Records Storage, Inc.
Consolidated Statements of Operations

	For the Year Ended August 31, 2019	For the Year Ended August 31, 2018

Revenue	$-	$-

Expenses
General and administrative	4,424	1,157
Professional fees	8,000	9,500
Loss from operations	(12,424)	(10,657)

Other Expenses
Interest expense	(278)	-
Loss before provision for income tax	(12,702)	(10,657)

Provision for income tax	-	-

Net Loss	$(12,702)	$(10,657)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	6,000,000	6,000,000

(The accompanying notes are an integral part of these financial statements)

YUMBA RECORDS STORAGE, INC.
Consolidated Statement of Stockholder’s Deficit

	Common Stock		Additional Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, August 31, 2017	6,000,000	$6,000	$-	$(1,280)	$4,720

Net loss	-	-	-	(10,657)	(10,657)

Balance, August 31, 2018	6,000,000	6,000	-	(11,937)	(5,937)

Debt discount	-	-	1,945	-	1,945

Net loss	-	-	-	(12,702)	(12,702)

Balance, August 31, 2019	6,000,000	$6,000	$1,945	$(24,639)	$(16,694)

(The accompanying notes are an integral part of these consolidated financial statements)

Yumba Records Storage, Inc.
Consolidated Statement of Cash Flows

	For the Year Ended August 31, 2019	For the Year Ended August 31, 2018
Cash flows from operating activities
Net loss	$(12,702)	$(10,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	278	-
Change in operating assets and liabilities:
Accounts payables and accrued liabilities	(329)	427
Due to related parties	2,871	-
Net cash used in operating activities	(9,882)	(10,230)

Cash flows from financing activities
Advances from related party	-	14,520
Net cash provided by financing activities	-	14,520

Change in cash	(9,882)	4,290

Cash – beginning of period	10,290	6,000

Cash – end of period	$408	$10,290

Supplemental cash flow disclosures

Cash paid for:
Interest	-	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Yumba Records Storage, Inc.
Notes to the consolidated financial statements
August 31, 2019 and 2018

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ending August 31, 2019, the Company recognized no sales revenue and incurred a net loss of $12,702. As of August 31, 2019, the Company had an accumulated deficit of $24,639. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. There is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These audited financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has elected August 31 year-end. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period presented have been reflected herein.

Audited consolidated financial statements

The audited consolidated financial statements include the accounts of Yumba Records Storage, Inc. and its wholly owned Canadian subsidiary, Yumba Records Storage Inc. and wholly owned Indian subsidiary, Yumba Records Storage Private Limited. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Yumba Records Storage, Inc.
Notes to the  consolidated financial statements
August 31, 2019 and 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the FDIC. As of August 31, 2019, the Company had $408 in cash.

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

Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the years ended August 31, 2019 and 2018.

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

Yumba Records Storage, Inc.
Notes to the consolidated financial statements
August 31, 2019 and 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

4. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share.

During the period ended August 31, 2017, the Company issued 6,000,000 shares of common stock for total cash proceeds of $6,000 to the Company's director.

The Company became a reporting company on June 3, 2019 and offered a total of 5,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.01 per share. On September 19, 2019, the Company completed its offering of a total of 5,000,000 shares of Company’s common stock on a "self-underwritten" basis at a fixed price of $0.01 per share, for total proceeds of $50,000.

As at August 31, 2019, there were no issued and outstanding stock options or warrants.

5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Ms. Chasma Mulla, officer and director of the Company, is currently providing the Company with use of office space and services at no charge. The Company received $15,170 from related party (Note 6).

Yumba Records Storage, Inc.
Notes to the consolidated financial statements
August 31, 2019 and 2018

6. RELATED PARTY NOTES PAYABLE, NET OF DISCOUNT

As of August 31, 2019, the Company received advances of $15,170from a related party. These advances are unsecured with no interest. The Company entered into a formal promissory note for the advanced amount as of April 1, 2019, with a maturity date of December 31, 2021 with no stated interest rate. The computed discounted present value of the note payable at issuance, based on a 5% imputed interest rate, was $13,225 with $1,945 recognized as a debt discount, to be amortized over the life of the note using effective interest method.  The amortization of the discount for the year ended August 31,2019 was $278, which is reported as interest expense.

	August 31, 2019	August 31, 2018

Principal amount of notes payable	$15,170	$15,170
Less: unamortized discount	(1,667)	-
Notes payable less unamortized discount	$13,503	$15,170

7. INCOME TAXES

As of August 31, 2019, the Company had net operating loss carry forwards of approximately $24,639 that may be available to reduce future years’ taxable income in varying amounts through 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The valuation allowance at August 31, 2019 was $5,174. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The valuation allowance increased $2,667 in the year ended August 31, 2019.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2019.

The cumulative tax effect at the expected rate of 21% for 2019 and 2018 of significant items comprising the net deferred tax amount is:

	August 31, 2019	August 31, 2018
Deferred tax asset attributed to:
Net operating loss carryforward	$24,639	$11,937
Statutory tax rate	21%	21%

Net deferred tax asset	5,174	2,507
Less: valuation allowance	(5,174)	(2,507)
Net deferred tax assets	$-	$-

In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2017 through 2019 are subject to review by the tax authorities.

The sources and tax effects of the differences are as follows

U.S. federal statutory rate	21%
Valuation allowance	(21%)
Effective rate	0%

8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through to the date these audited consolidated financial statements were available to be issued. Based on their evaluation. Other than subsequent event disclosed in Note 4, no other material events have occurred that require disclosure.