Form 10-Q
period 2019-11-30
Yumba Records Storage, Inc.
filed 2020-01-21
CIK 1750398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-22981

YUMBA RECORDS STORAGE, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	4225	32-0603983
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Yumba Records Storage, Inc.

H. No FF-2, First Floor

Rosemina Arcade, Malbhat

Margao, State of Goa, India 403601

Telephone: 011-91-9689157273

Email: yumba.records@gmail.com

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☒     NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

11,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at January 21, 2020. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Yumba Records Storage, Inc. Consolidated Balance Sheets

	November 30, 2019	August 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$44,423	$408
Total current assets	44,423	408
Total assets	$44,423	$408

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$2,228	$728
Due to related party	3,187	2,871
Total current liabilities	5,415	3,599
Long term liabilities
Notes payable, net of discount	13,673	13,503
Total liabilities	19,088	17,102

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value, 200,000,000 authorized, 11,000,000 and 6,000,000 issued and outstanding as of November 30, 2019 and August 31, 2019 respectively	11,000	6,000
Additional paid-in capital	46,945	1,945
Accumulated deficit	(32,610)	(24,639)
Total stockholders’ equity (deficit)	25,335	(16,694)
Total liabilities and stockholders’ equity (deficit)	$44,423	$408

(The accompanying notes are an integral part of these financial statements)

Yumba Records Storage, Inc. Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended November 30, 2019	For the Three Months Ended November30, 2018
Revenue
Revenue	$-	$-

Expenses
General and administrative	1,029	66
Professional fees	6,737	4,500
Loss from operations	(7,766)	(4,566)
Other Expenses and Losses
Interest expense	(170)	-
Loss on foreign currency exchange	(35)	-
Loss before income tax	(7,971)	(4,566)
Provision for income tax	-	-
Net Loss	$(7,971)	$(4,566)

Net loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding – basic and diluted	10,492,444	6,000,000

(The accompanying notes are an integral part of these financial statements)

YUMBA RECORDS STORAGE, INC. Consolidated Statement of Stockholders’ equity (deficit) (unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, September 1 2019	6,000,000	$6,000	$1,945	$(24,639)	$(16,694)
Sale of common shares for cash	5,000,000	5,000	45,000	-	50,000
Net loss for the period	-	-	-	(7,971)	(7,971)
Balance, November 30, 2019	11,000,000	$11,000	$46,945	$(32,610)	$25,335

	Common Stock		Additional Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, September 1, 2018	6,000,000	$6,000	$-	$(11,937)	$(15,937)
Net loss for the period	-	-	-	(4,566)	(4,566)
Balance, November 30, 2018	6,000,000	$6,000	$-	$(16,503)	$10,503

(The accompanying notes are an integral part of these consolidated financial statements)

Yumba Records Storage, Inc. Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended November 30, 2019	For the Three Months Ended November 30, 2018

Cash flows from operating activities
Net loss	$(7,971)	$(4,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	170	-

Change in operating assets and liabilities
Accounts payables and accrued liabilities	1,500	4,074
Due to related parties	316	-
Net cash used in operating activities	(5,985)	(492)
Cash flows from financing activities
Proceeds from sale of common shares for cash	50,000	-
Net cash provided by financing activities	50,000	-
Change in cash	44,015	(492)
Cash – beginning of period	408	10,290
Cash – end of period	$44,423	$9,798
Supplemental cash flow disclosures
Cash paid for:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these financial statements)

Yumba Records Storage, Inc. Notes to the consolidated financial statements November 30, 2019 (Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Yumba Records Storage, Inc. (the “Company”) was incorporated in the state of Nevada on July 21, 2017 (“Inception”). The Company plans to be a physical record storage and retrieval company .The Company’s corporate headquarters are located in Margao, India and its fiscal year-end is August 31.

The Company presently is not providing any services. All activities of the Company relate to its organization, initial funding, and share issuances.

2. GOING CONCERN

These unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the three months ended November 30, 2019, the Company recognized no sales revenue and incurred a net loss of $7,971. As of November 30, 2019, the Company had an accumulated deficit of $32,610. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

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

Consolidated Financial Information:

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumption are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three-month period ended November 30, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020. The condensed consolidated balance sheet at August 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Yumba Records Storage, Inc. Notes to the consolidated financial statements November 30, 2019 (unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unaudited consolidated financial statements

The unaudited consolidated financial statements include the accounts of Yumba Records Storage, Inc. and its wholly owned Canadian subsidiary, Yumba Records Storage Inc. and wholly owned Indian subsidiary, Yumba Records Storage Private Limited. All significant intercompany balances and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the FDIC. As of November 30, 2019, the Company had $44,423 in cash.

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

Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the three month period ended November 30, 2019 and 2018.

Yumba Records Storage, Inc. Notes to the consolidated financial statements November 30, 2019 (unaudited)

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

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company became a reporting company on June 3, 2019 and offered a total of 5,000,000 shares of Company’s common stock on a “self-underwritten” basis at a fixed price of $0.01 per share. In October 2019, the Company completed its offering of a total of 5,000,000 shares of Company’s common stock on a “self-underwritten” basis at a fixed price of $0.01 per share, for total proceeds of $50,000.

As at November 30, 2019, there were no issued and outstanding stock options or warrants.

Yumba Records Storage, Inc. Notes to the consolidated financial statements November 30, 2019 (Unaudited)

5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Ms. Chasma Mulla, officer and director of the Company, is currently providing the Company with use of office space and services at no charge. The Company received $15,170 from related party (Note 6).

6. RELATED PARTY NOTES PAYABLE, NET OF DISCOUNT

As of August 31, 2019, the Company received advances of $15,170 from a related party. These advances are unsecured with no interest. The Company entered into a formal promissory note for the advanced amount as of April 1, 2019, with a maturity date of December 31, 2021 with no stated interest rate. The computed discounted present value of the note payable at issuance, based on a 5% imputed interest rate, was $13,225 with $1,945 recognized as a debt discount, to be amortized over the life of the note using effective interest method. The amortization of the discount for the three months ended November 30, 2019 was $170 (for year ended August 31, 2019: $278), which is reported as interest expense.

	November 30, 2019	August 31, 2019

Principal amount of notes payable	$15,170	$15,170
Less: unamortized discount	(1,497)	(1,667)
Notes payable less unamortized discount	$13,673	$13,503

7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through to the date these unaudited consolidated financial statements were available to be issued. Based on their evaluation, no material events have occurred that require disclosure.

Item 2.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

The Company became a reporting company on June 3, 2019 after we had filed a prospectus that relates to the offering of a total of 5,000,000 shares of our common stock on a “self-underwritten” basis at a fixed price of $0.01 per share. In October 2019, we completed the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. There is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the audited financial statements are issued.

Plan of Operation

About Our Company

Since our incorporation on July 21, 2017, we have been engaged only in organizational and planning activities, and we have not generated any revenues. Our organizational and planning activities to date have consisted as follows:

a.	The Company became a reporting company on June 3, 2019 after we had filed a prospectus that relates to the offering of a total of 5,000,000 shares of our common stock on a “self-underwritten” basis at a fixed price of $0.01 per share. In October 2019, we completed the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000.

b.	We are negotiating with a landlord for short term of their premises and plan to lease the storage space in February 2020

c.	We have identified suppliers of shelving material and will acquire these in February ;

d.	We have receive interest in our services from five (5) potential customers to date and plan sign these in late January 2020.

We anticipate achieving the following specific business milestones in the 12 months following the completion of our offering:

1.	We plan to lease premises for our initial storage operations in the vicinity of the city of Margao in the state of Goa, India. We anticipate signing a one-year lease for our facilities at a cost of $250 per month, which we will have the option to extend to accommodate approximately 2,000 storage boxes that includes the potential to expand the amount of space we lease as our need for space increases. We anticipate that our rent for the first year of operations will be about $3,000;

2.	We will approach various organizations for services. We plan to retain two salespersons to directly market our services to potential customers. The pay rates for such employees would be negotiable and based on commission rates based on business generated. We anticipate that any wages would be paid from revenue that we earn and would not impact our use of proceeds. Based on our success in generating business, we would expand our sales force. As our business develops, Ms. Mulla’s role would transition from client consultant to a manager of all of our sales consultants. Initially, she would also operate our storage facility along with two to three paid part-time employees. We anticipate that the costs of retaining these employees will be approximately $4,000 in our initial year of operations.

3.	We intend to be been listed by FINRA and plan make application for DTC eligibility in January 2020.

We intend to fund the above-noted expenses from the proceeds of our offering. The table below outlines our estimated start-up expenses:

	Year 1	Year 2	Year 3
Costs associated with being a reporting issuer	$20,000	$20,000	$20,000
Costs associated with registration statement	9,000	-	-
Legal fees	2,000	2,000	2,000
Transfer Agent	3,000	5,000	5,000
Website and brochures	500	3,000	3,000
Rent	3,000	6,000	12,000
Shelving, furniture and equipment	4,000	5,000	5,000
Boxes and containers	1,500	4,000	6,000
Insurance	1,000	1,000	2,000
Staffing	4,000	8,000	13,000
Contracted Services (delivery and pick-up)	1,000	4,000	6,000
Computer equipment, installations, and training	1,000	15,000	20,000
Total	$50,000	$73,000	$94,000

We do not expect to realize any revenues and do not expect to commence operations until approximately February 2020.

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

Results of Operations

We have not earn any revenues since our inception on July 21, 2017. We do not expect to realize any revenues until we execute our business plan. Since inception, we sold 11,000,000 shares of common stock total proceeds of $56,000.

For the three months ended November 30, 2019, we have incurred total operating expenses in the amount of $7,971, comprised of professional fees totaling $6,737 and general and administration charges totaling $1,029.

For the three months ended November 30, 2018, we have incurred total operating expenses in the amount of $4,566, comprised of professional fees totaling $4,500.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As of November 30, 2019, we had a cash balance of $44,423.

We have raised $50,000, to complete our plan of operation for the next 12 months and we believe we have sufficient current cash to cover our expenses for filing required quarterly and annual reports with the Securities and Exchange Commission and fund our plan of operation. We anticipate our costs of being a reporting company to be approximately $20,000 annually in connection with our public filings that will have to be made with the SEC on a quarterly basis. If needed, we may get additional funding from advances from related parties and/or from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our plan of operation for the next 12 months and our business will fail.

Due to our lack of operating history and present inability to generate revenues, there currently exists a substantial doubt about our ability to continue as a going concern.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risks

As a “smaller reporting company,” we are not required to provide the information required by Item 3.

Item 4. Controls and Procedures.

Disclosure contr4ols and procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, as of November 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2019, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

Controls and Procedures over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

None

Recent Sales of Unregistered Securities

The Company registration statement (Form S-1) became effective on June 3, 2019. The registration statement registered the offer and sale of 5,000,000 common stock at a price of $0.01 per share. In the quartered ended November 30, 2019, the Company completed the sale of 5,000,000 common stock registered at public offering price of $0.01 per share for total proceeds of $50,000.

There has been no material change in the planned use of proceeds from our IPO from that described in the registration statement (From S-1) filed with the SEC pursuant to Rule 424(b)(4).

Purchase of Equity Securities

None.

Item 3. Default Upon Senior Securities:

None.

Item 4. Mine Safety Disclosures:

None.

Item 5. Other Information:

None.

Item 6. Exhibits and Reports on Form 8-K.

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

YUMBA RECORDS STORAGE, INC.

Date: January 21, 2020	By:	/s/ Chasma Mulla
Chasma Mulla
Chief Executive Officer

YUMBA RECORDS STORAGE, INC.

Date: January 21, 2020	By:	/s/ Chasma Mulla
Chasma Mulla
Chief Financial Officer and Director

