Form 10-Q
period 2020-02-29
Yumba Records Storage, Inc.
filed 2020-04-20
CIK 1750398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

11,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at April 17, 2020. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Yumba Records Storage, Inc. Condensed Consolidated Balance Sheets

	February 29, 2020	August 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$30,100	$408
Total current assets	30,100	408
Total assets	$30,100	$408

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$728	$728
Due to related party	630	2,871
Total current liabilities	1,358	3,599
Long term liabilities
Notes payable, net of discount	13,844	13,503
Total liabilities	15,202	17,102

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value, 200,000,000 authorized, 11,000,000 and 6,000,000 issued and outstanding as of February 29, 2020 and August 31, 2019 respectively	11,000	6,000
Additional paid-in capital	46,945	1,945
Accumulated deficit	(43,047)	(24,639)
Total stockholders’ equity (deficit)	14,898	(16,694)
Total liabilities and stockholders’ equity (deficit)	$30,100	$408

(The accompanying notes are an integral part of these financial statements)

Yumba Records Storage, Inc. Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months		For the Six Months
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Revenue
Revenue	$419	$-	$419	$-

Expenses
General and administrative	7,652	-	8,680	66
Professional fees	3,000	-	9,738	4,500
Total expenses	10,652	-	18,418	4,566
Loss from operations	(10,233)	-	(17,999)	(4,566)
Other Expenses and Losses
Interest expense	(171)	-	(341)	-
Loss on foreign exchange	(33)	-	(68)	-
Loss before provision for income tax	(10,437)	-	(18,408)	(4,566)
Provision for income tax	-	-	-	-
Net loss	$(10,437)	$-	$(18,408)	$(4,566)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	11,000,000	6,000,000	10,747,624	6,000,000

(The accompanying notes are an integral part of these financial statements)

YUMBA RECORDS STORAGE, INC. Condensed Consolidated Statement of Stockholders’ equity (deficit) (unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

September 1, 2019	6,000,000	$6,000	$1,945	$(24,639)	$(16,694)

Sale of common shares for cash	5,000,000	5,000	45,000	-	50,000
Net loss for the period	-	-	-	(7,971)	(7,971)
November 30, 2019	11,000,000	$11,000	$46,945	$(32,610)	$25,335
Net loss for the period	-	-	-	(10,437)	(10,437)
February 29, 2020	11,000,000	$11,000	$46,945	$(43,047)	$14,898

	Common Stock		Additional Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

September 1, 2018	6,000,000	$6,000	$-	$(11,937)	$(5,937)
Net loss for the period	-	-	-	(4,566)	(4,566)
November 30, 2018	6,000,000	$6,000	$-	$(16,503)	$10,503
Net loss for the period	-	-	-	-	-
February 28, 2019	6,000,000	$6,000	$-	$(16,503)	$10,503

(The accompanying notes are an integral part of these financial statements)

Yumba Records Storage, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended February 29, 2020	For the Six Months Ended February 28, 2019
Cash flows from operating activities
Net loss	$(18,408)	$(4,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	341	-

Change in operating assets and liabilities
Accounts payables and accrued liabilities	-	4,074
Due to related parties	(2,241)	-
Net cash used in operating activities	(20,308)	(492)

Cash flows from financing activities
Proceeds from sale of common shares for cash	50,000	-
Net cash provided by financing activities	50,000	-

Change in cash	29,692	(492)

Cash – beginning of period	408	10,290

Cash – end of period	$30,100	$9,798

Supplemental cash flow disclosures
Cash paid for:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these financial statements)

Yumba Records Storage, Inc. Notes to the Condensed Consolidated financial statements February 29, 2020 (Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Yumba Records Storage, Inc. (the "Company") was incorporated in the state of Nevada on July 21, 2017 ("Inception"). The Company plans to be a physical record storage and retrieval company. The Company's corporate headquarters are located in Margao, India and its fiscal year-end is August 31.

Most of the activities of the Company have related to its organization, initial funding, and share issuances. In February 2020, the Company commenced its operations.

2. GOING CONCERN

These unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the six months ended February 29, 2020, the Company incurred a net loss of $18,408. As of February 29, 2020, the Company had an accumulated deficit of $43,047. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Information:

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

Operating results for the six-month period ended February 29, 2020 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020. The condensed consolidated balance sheet at August 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of Yumba Records Storage, Inc. and its wholly owned Canadian subsidiary, Yumba Records Storage Inc. and wholly owned Indian subsidiary, Yumba Records Storage Private Limited. All significant intercompany balances and transactions have been eliminated upon consolidation.

Yumba Records Storage, Inc. Notes to the Condensed Consolidated financial statements February 29, 2020 (unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the FDIC.

Revenue Recognition.

The Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its financial statements. The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods and services

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the six-month period ended February 29, 2020 and 2018.

Yumba Records Storage, Inc. Notes to the Condensed Consolidated financial statements February 29, 2020 (unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

The Company’s financial instruments consist of cash, accounts payables, notes payable and due to shareholder. The carrying amount of such approximate their fair value due to the short maturity of the instrument.

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

As at February 29, 2020, there were no issued and outstanding stock options or warrants.

Yumba Records Storage, Inc. Notes to the Condensed Consolidated financial statements February 29, 2020 (Unaudited)

5. RELATED PARTY TRANSACTIONS

The Company does not own any real property. In February 2020, the Company had lease premises from a related party for INR 12,000 rupees ($163) per month. A company related party has signed a storage service contract with the Company for INR 10,000 rupees ($137 ) per month, for a total of $nil and $nil during the three and six months ended February 29, 2020.

The Company has received $15,170 from related party (Note 6).

6. RELATED PARTY NOTES PAYABLE, NET OF DISCOUNT

As of August 31, 2019, the Company received advances of $15,170 from a related party. These advances are unsecured with no interest. The Company entered into a formal promissory note for the advanced amount as of April 1, 2019, with a maturity date of December 31, 2021 with no stated interest rate. The computed discounted present value of the note payable at issuance, based on a 5% imputed interest rate, was $13,225 with $1,945 recognized as a debt discount, to be amortized over the life of the note using effective interest method. The amortization of the discount for three and six months ended February 29, 2020 was $171 and $341, respectively.  For three and six months ended February 28, 2019 amortization of discount was $nil and $nil, respectively. Discount amortization is reported as interest expense.

	February 29, 2020	August 31, 2019

Principal amount of notes payable	$15,170	$15,170
Less: unamortized discount	(1,326)	(1,667)
Notes payable less unamortized discount	$13,844	$13,503

7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through to the date these unaudited condensed consolidated financial statements were  issued. Based on their evaluation, no material events have occurred that require disclosure.

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

Overview

We have commenced our business operations by offering document and data storage services primarily to small and medium-sized businesses located in India. Our Company was incorporated on July 21, 2017 and we have taken steps to proceed with our intended business plan.

We focus on offering management services to companies that wish to store paper documents and related items and it is the simplest for us to accommodate. Our physical records management services will include records management programs that aid customers in their compliance with specific document storage regulatory requirements; implementation of programs that feature secure, cost-effective storage for all documents; and flexible retrieval access, retention management, and document destruction services.

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

We provide a secure storage location and document indexing service to customers and provide storage boxes and related supplies in order to make handling records easier.  We believe the issues encountered by customers trying to manage their electronic records are similar to the ones they face in their physical records management programs and consist primarily of: (1) storage capacity and the preservation of data; (2) access to and control over the data in a secure environment; and (3) the need to retain electronic records due to regulatory requirements.

The Company became a reporting company on June 3, 2019 after we had filed a prospectus that relates to the offering of a total of 5,000,000 shares of our common stock on a self-underwritten basis at a fixed price of $0.01 per share. In October 2019, we completed the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000.

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

Since inception, we have generated limited revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.

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

Plan of Operation

About Our Company

We were incorporated on July 21, 2017, and the six months ended February 29, 2020, we have completed as follows:

a.	Our organizational and planning activities

b.

We became a reporting company on June 3, 2019 after we had filed a prospectus that relates to the offering of a total of 5,000,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.01 per share. In October 2019, we completed the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000.

c.	In February 2020, we signed an eleven-month lease with a related party for our facilities for a total of $1,464 (108,000 Indian rupees) for the 11 months and we have an option to extend by further eleven months. Our leased premises for our initial storage operations are located in the city of Margao in the state of Goa, India.

d.	We have signed two storage service contracts (one with a related party) during the quartered ended February 29, 2020 and an additional one on March 1, 2020.

e.	During the quarter ended February 29, 2020, the Company retained the services of a stock transfer agent.

We plan to achieve the following specific business milestones in the 12 months:

1.	We will continue to approach various organizations for services. We plan to retain two salespersons to directly market our services to potential customers. The pay rates for such employees would be negotiable and based on commission rates based on business generated. We anticipate that any wages would be paid from revenue that we earn and would not impact our use of proceeds. Based on our success in generating business, we would expand our sales force. As our business develops, Ms. Mulla’s role would transition from client consultant to a manager of all of our sales consultants. Initially, she would also operate our storage facility along with two to three paid part-time employees. We anticipate that the costs of retaining these employees will be approximately $1,500 in our initial year of operations.

2.	We intend to apply to have our common stock quoted on OTC markets and have retained a market maker to sponsor our application. There is no guarantee that we will be successful in obtaining any quotation for our common stock.

Currently, our President devotes approximately 5% of her business time to the Company’s operations. Ms. Mulla has indicated that she is willing to spend more time with the business as it grows, and her services are needed. We anticipate that she will be required to spend about 20 hours a week on matters relating to our business when operations commence. Starting March 1, 2020, we will compensate Ms. Mulla in the amount of Indian Rupees 5,000/- per month (US $68) for a period of nine months.

Investors should be aware that there is substantial doubt as to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months. This opinion is based on our suffering initial losses, having limited operations, and having limited working capital. Besides our limited revenue presently, our only other source for cash is sale of our shares or loans by others in our Company. However, we do not have any written agreements in place for any investments or loans from third parties. We must raise cash to implement our projects and expand our operations. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Results of Operations

We commenced earning revenue on February 15, 2020 and hope to increase revenue that we generate from operations, but there is no assurance that our revenue will increase significantly. Since inception, we sold 11,000,000 shares of common stock total proceeds of $56,000.

For the three months ended February 29, 2020, we earned $419 in gross revenue. We incurred total operating expenses in the amount of $10,652, comprised of professional fees totaling $3,000, transfer agent set-up fees and filing fees totaling $7,005 and general and administration charges totaling $647.

For the three months ended February 28, 2019, we did not incur any operating expenses.

For the six months ended February 29, 2020, we earned $419 in gross revenue for a period of half month. We incurred total operating expenses in the amount of $18,418, comprised of professional fees totaling $9,738, transfer agent set-up fees and filing fees totaling $7,005 and general and administration charges totaling $1,675.

For the six months ended February 28, 2019, we incurred total operating expenses in the amount of $4,566, comprised of professional fees totaling $4,500.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As of February 29, 2020, we had a cash balance of $30,100.

We have raised $50,000, to complete our plan of operation for the next 12 months and we believe we have sufficient current cash to cover our expenses for filing required quarterly and annual reports with the Securities and Exchange Commission and fund our plan of limited operation. We anticipate our costs of being a reporting company to be approximately $16,000 for fiscal year 2020 in connection with our public filings that will have to be made with the SEC on a quarterly basis. If needed, we may get additional funding from advances from related parties and/or from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our plan of operation for the next 12 months and our business will fail.

Due to our lack of operating history and the need to generate significant revenues, there currently exists a substantial doubt about our ability to continue as a going concern.

The detailed analysis of the risk factors is disclosed our Company’s registration statement Form S-1 as filed with the Securities and Exchange Commission.

Future Financings

At our present, we do not anticipate that we will require additional financing immediately in order to enable us to proceed with our plan of operations.

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

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate sufficient revenues. There is no assurance we will ever reach that point. In the meantime, the continuation of the Company may be dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

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

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, as of February 29, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 29, 2020, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

Controls and Procedures over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

YUMBA RECORDS STORAGE, INC.

Date: April 20, 2020	By:	/s/ Chasma Mulla
Chasma Mulla
Chief Executive Officer

YUMBA RECORDS STORAGE, INC.

Date: April 20, 2020	By:	/s/ Chasma Mulla
Chasma Mulla
Chief Financial Officer and Director

