Form 10-Q
period 2020-05-31
Yumba Records Storage, Inc.
filed 2020-08-06
CIK 1750398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

11,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at August 6, 2020. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Yumba Records Storage, Inc.

Condensed Consolidated Balance Sheets

	May 31, 2020	August 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$27,850	$408
Prepaid expenses	476	-
Total current assets	28,326	408
Total assets	$28,326	$408

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$928	$728
Due to related party	630	2,871
Total current liabilities	1,558	3,599
Long term liabilities
Notes payable, net of discount	14,018	13,503
Total liabilities	15,576	17,102

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value, 200,000,000 authorized, 11,000,000 and 6,000,000 issued and outstanding as of May 31, 2020 and August 31, 2019 respectively	11,000	6,000
Additional paid-in capital	46,945	1,945
Accumulated deficit	(45,195)	(24,639)
Total stockholders’ equity (deficit)	12,750	(16,694)
Total liabilities and stockholders’ equity (deficit)	$28,326	$408

(The accompanying notes are an integral part of these financial statements)

Yumba Records Storage, Inc. Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months		For the Nine Months
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Revenue
Revenue	$1,320	$-	$1,739	$-

Expenses
General and administrative	989	1,496	9,669	1,562
Professional fees	1,750	1,750	11,488	6,250
Rent	477	-	477	-
Total expenses	3,216	3,246	21,634	7,812
Loss from operations	(1,896)	(3,246)	(19,895)	(7,812)
Other Expenses and Losses
Interest expense	(173)	-	(514)	-
Loss on foreign exchange	(79)	-	(147)	-
Loss before provision for income tax	(2,148)	(3,246)	(20,556)	(7,812)
Provision for income tax	-	-	-	-
Net loss	$(2,148)	$(3,246)	$(20,556)	$(7,812)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	11,000,000	6,000,000	10,833,285	6,000,000

(The accompanying notes are an integral part of these financial statements)

YUMBA RECORDS STORAGE, INC. Condensed Consolidated Statement of Stockholders’ equity (deficit) (unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

September 1, 2019	6,000,000	$6,000	$1,945	$(24,639)	$(16,694)
Sale of common shares for cash	5,000,000	5,000	45,000	-	50,000
Net loss for the period	-	-	-	(7,971)	(7,971)
November 30, 2019	11,000,000	$11,000	$46,945	$(32,610)	$25,335
Net loss for the period	-	-	-	(10,437)	(10,437)
February 29, 2020	11,000,000	$11,000	$46,945	$(43,047)	$14,898
Net loss for the period	-	-	-	(2,148)	(2,148)
May 31, 2020	11,000,000	$11,000	$46,945	$(45,195)	$12,750

	Common Stock		Additional Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

September 1, 2018	6,000,000	$6,000	$-	$(11,937)	$(5,937)
Net loss for the period	-	-	-	(4,566)	(4,566)
November 30, 2018	6,000,000	$6,000	$-	$(16,503)	$(10,503)
Net loss for the period	-	-	-	-	-
February 28, 2019	6,000,000	$6,000	$-	$(16,503)	$(10,503)
Net loss for the period	-	-	-	(3,246)	(3,246)
May 31, 2019	6,000,000	$6,000	$-	$(19,749)	$(13,749)

(The accompanying notes are an integral part of these financial statements)

Yumba Records Storage, Inc. Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended May 31, 2020	For the Nine Months Ended May 31, 2019

Cash flows from operating activities
Net loss	$(20,556)	$(7,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	514	-

Change in operating assets and liabilities
Increasein prepaid	(476)	-
Increase in accounts payables and accrued liabilities	200	(78)
Decrease in due to related parties	(2,240)	700
Net cash used in operating activities	(22,558)	(7,190)

Cash flows from financing activities
Proceeds from sale of common shares for cash	50,000	-
Net cash provided by financing activities	50,000	-

Change in cash	27,442	(7,190)

Cash – beginning of period	408	10,290

Cash – end of period	$27,850	$3,100

Supplemental cash flow disclosures
Cash paid for:
Interest	-	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Yumba Records Storage, Inc. Notes to the Condensed Consolidated financial statements May 31, 2020 (Unaudited)

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

2. GOING CONCERN

These unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the nine months ended May 31, 2020, the Company incurred a net loss of $20,556. As of May 31, 2020, the Company had an accumulated deficit of $45,195. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

In order to continue as a going concern, the Company will need, among other things, significant revenue and additional capital resources. Management’s plan is to obtain such resources for the Company from revenue and/ or by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.   These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These unaudited financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Due to the COVID-19 global pandemic, the global economy and financial markets have been disrupted and there continues to be a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. The Company has begun to experience general business disruptions that impeded normal business activity including its ability to provide storage area access, the Company premises is under lock-down,delivery of face-to-face interaction nor able to seek new clients. These events may affect the Company’s ability to continue as a going concern.

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

Operating results for the nine-month period ended May 31, 2020 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020. The condensed consolidated balance sheet at August 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Yumba Records Storage, Inc. Notes to the Condensed Consolidated financial statements May 31, 2020 (unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition.

The Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The guidance sets forth a new five-step revenue recognition model in which the underlying principle is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods and services

Use of Estimates and Assumptions

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

Earnings Per Share

Basic earnings per share is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the nine-month period ended May 31, 2020 and 2019.

Yumba Records Storage, Inc. Notes to the Condensed Consolidated financial statements May 31, 2020 (unaudited)

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

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments. As of May 31, 2020, and August 31, 2019, the carrying value of prepaid expenses, accounts payable and due to related party, that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

As at May 31, 2020, there were no issued and outstanding stock options or warrants.

Yumba Records Storage, Inc. Notes to the Condensed Consolidated financial statements May 31, 2020 (Unaudited)

5. RELATED PARTY TRANSACTIONS

The Company does not own any real property. In February 2020, the Company had lease premises from a related party for INR 12,000 rupees ($159) per month. A company related party has signed a storage service contract with the Company for INR 10,000 rupees ($133 ) per month. The Company has adopted ASC 842, Leases, on September 1, 2019 and elected to follow practical expedient for short term leases, which allows to not recognize lease liability and right of use asset on leases shorter than 12 months.

The Company has received $15,170 from related party (Note 6).

6. RELATED PARTY NOTES PAYABLE, NET OF DISCOUNT

As of August 31, 2019, the Company received advances of $15,170 from a related party. These advances are unsecured with no interest. The Company entered into a formal promissory note for the advanced amount as of April 1, 2019, with a maturity date of December 31, 2021 with no stated interest rate. The computed discounted present value of the note payable at issuance, based on a 5% imputed interest rate, was $13,225 with $1,945 recognized as a debt discount, to be amortized over the life of the note using effective interest method. The amortization of the discount for three and nine months ended May 31, 2020 was $173 and $514, respectively.For three and nine months ended May 31, 2019 amortization of discount was $nil and $nil, respectively.Discount amortization is reported as interest expense.

	May 31, 2020	August 31, 2019

Principal amount of notes payable	$15,170	$15,170
Less: unamortized discount	(1,152)	(1,667)
Notes payable less unamortized discount	$14,018	$13,503

7. IMPACT OF COVID-19

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in India, including in each of the areas in which the Company operates.

As a result of the global spread of COVID-19 beginning in early March, the Company began to experience general business disruptions that impeded normal business activity including its ability to provide storage area access, the Company premises is under lock-down,delivery of face-to-face interaction nor able to seek new clients.

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

Due to COVID-19 and lock-down in India, the Company’s operation is suspended until the Government of India lifts the lock-down and businesses can be conducted.

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

Plan of Operation

About Our Company

We were incorporated on July 21, 2017, and the nine months ended May 31, 2020, we have completed as follows:

a.	Our organizational and planning activities

b.	During the period ended August 31, 2017, the Company issued 6,000,000 shares of common stock for total cash proceeds of $6,000 to the Company's director. We became a reporting company on June 3, 2019 after we had filed a prospectus that relates to the offering of a total of 5,000,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.01 per share. In October 2019, we completed the sale of 5,000,000 common shares at the price of a $0.01 per share for total proceeds of $50,000.

c.	In February 2020, we signed an eleven-month lease with a related party for our facilities for a total of $1,430 (108,000 Indian rupees) for the 11 months and we have an option to extend by further eleven months. Our leased premises for our initial storage operations are located in the city of Margao in the state of Goa, India.

d.	IN February 2020, we signed two storage service contracts (one with a related party) and an additional one on March 1, 2020.

e.	During the quarter ended May 31, 2020, the Company retained the services of a stock transfer agent.

f.	Due to COVID-19 and lock-down in India, the Company’s operation is suspended until the Government of India lifts the lock-down and businesses can be conducted.

We plan to achieve the following specific business milestones in the 12 months:

1.	We will continue to approach various organizations for services. We plan to retain two salespersons to directly market our services to potential customers. The pay rates for such employees would be negotiable and based on commission rates based on business generated. We anticipate that any wages would be paid from revenue that we earn and would not impact our use of proceeds. Based on our success in generating business, we would expand our sales force. As our business develops, Ms. Mulla’s role would transition from client consultant to a manager of all of our sales consultants. Initially, she would also operate our storage facility along with two to three paid part-time employees. We anticipate that the costs of retaining these employees will be approximately $1,500 in our initial year of operations.

2.	We intend to apply to have our common stock quoted on OTC markets and have retained a market maker to sponsor our application. There is no guarantee that we will be successful in obtaining any quotation for our common stock.

Currently, our President devotes approximately 5% of her business time to the Company’s operations. Ms. Mulla has indicated that she is willing to spend more time with the business as it grows, and her services are needed. We anticipate that she will be required to spend about 20 hours a week on matters relating to our business when operations commence. Starting March 1, 2020, we will compensate Ms. Mulla in the amount of Indian Rupees 5,000/- per month (approximately US $66) for a period of nine months.

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

For the three months ended May 31, 2020, we earned $1,320 in gross revenue. We incurred total operating expenses in the amount of $3,216, comprised of professional fees totaling $1,750, rent expense totaling $477, transfer agent fees totaling $789 and administration fee payment to the Company CEO totaling $200.

For the three months ended May 31, 2019, we have incurred total operating expenses in the amount of $3,246, comprised of professional fees totaling $1,750 and filing fees for the registration statement and related costs.

For the nine months ended May 31, 2020, we earned $1,739 in gross revenue. We incurred total operating expenses in the amount of $21,634, comprised of professional fees totaling $11,488, rent expense totaling $477, transfer agent set-up fees and filing fees totaling $7,794 administration, fee payment to the Company CEO totaling $200 and general and administration charges totaling $1,675.

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

Liquidity and Capital Resources

As of May 31, 2020, we had a cash balance of $27,850.

We have raised $50,000, to complete our plan of operation for the next 12 months and we believe we have sufficient current cash to cover our expenses for filing required quarterly and annual reports with the Securities and Exchange Commission and fund our plan of limited operation. We anticipate our costs of being a reporting company to be approximately $16,000 for the next twelve months in connection with our public filings that will have to be made with the SEC on a quarterly basis. If needed, we may get additional funding from advances from related parties and/or from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our plan of operation for the next 12 months and our business will fail.

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

IMPACT OF COVID-19

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in India, including in each of the areas in which the Company operates.

As a result of the global spread of COVID-19 beginning in early March, we have begun to experience general business disruptions that impeded normal business activity including our ability to provide storage area access as our premises is under lock-down,we cannot deliver on face-to-face interaction nor able to seek new clients.

Our Company has been following the recommendations of local health authorities to minimize exposure risk for the past several weeks, including the temporary closures of the office. Our Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will continue to impact our operations, ability to obtain financing or future financial results is uncertain.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, as of May 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2020, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

Controls and Procedures over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

YUMBA RECORDS STORAGE, INC.

Date: August 6, 2020	By:	/s/ Chasma Mulla
Chasma Mulla
Chief Executive Officer

YUMBA RECORDS STORAGE, INC.
Date: August 6, 2020
	By:	/s/ Chasma Mulla
Chasma Mulla
Chief Financial Officer and Director

