Form 10-K
period 2020-08-31
Yumba Records Storage, Inc.
filed 2020-12-15
CIK 1750398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended August 31, 2020

Or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-1921663

YUMBA RECORDS STORAGE, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	32-0603983
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

H. No FF-2, First Floor

Rosemina Arcade, Malbhat

Margao, State of Goa, India 403601

(Address of principal executive offices)

Registrant’s telephone number, including area code: Telephone: 011-91-8975161268

Email: yumba.records@gmail.com

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act Yes ☐     No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act Yes ☐     No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☒ Yes     ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 4,200,000 common shares at $0.01* = $42,000. (* - last price at which the Corporation offered stock for sale under its S-1 registration statement). For purposes of this computation, our director of the registrant is considered to be affiliates of the registrant. As of December 16, 2020, no bid or asked prices are available.

The number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 10,200,000 common shares issued and outstanding as of December 15, 2020.

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

In this reports, “Yumba Records Storage”, “the Company,” “we,” “us,” and “our,” refer to Yumba Records Storage, Inc., unless the context otherwise requires. Unless otherwise indicated, the term “fiscal year” refers to our fiscal year ending August 31. Unless otherwise indicated, the term “common stock” refers to shares of the Company’s common stock, par value $0.001 per share.

PART I

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

In September 2020, the Company re-purchased 800,000 common stock of the Company for $7,760 and returned these shares to the treasury.

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

Plan of Operation

About Our Company

We were incorporated on July 21, 2017, and the year ended August 31, 2020, we have completed as follows:

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

d.	The Company has signed three storage contracts with three related parties of which two were signed in February 2020 and one in March 2020 (with related parties). .

e.	During the quarter ended May 31, 2020, the Company retained the services of a stock transfer agent.

f.	Due to COVID-19 and lock-down in India, the Company’s operation is suspended until the Government of India lifts the lock-down and businesses can be conducted.

We have commenced operations, but in order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. There is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Currently, our President devotes approximately 5% of her business time to the Company’s operations. Ms. Mulla has indicated that she is willing to spend more time with the business as it grows, and her services are needed. We anticipate that she will be required to spend about 20 hours a week on matters relating to our business when operations commence. Starting March 1, 2020 to August 31, 2020, we have compensated Ms. Mulla in the amount of Indian Rupees 30,000/- (US $410) ( 5,000/- per month (approximately US $67) ).

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

Item 1B. Unresolved Staff Comments

None

Item 2 Properties

We do not own facilities of any kind. We rent premised conduct our operations.

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

As of August 31, 2020, the shareholders' list of our common shares showed 41 registered shareholder holding 11,000,000 shares (10,200,000 as of December 15, 2020); there are no shares held by broker-dealers. 6,000,000 shares are owned by our officer and director and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

In September 2020, the Company re-purchased 800,000 common stock of the Company from 4 shareholders.

Holders

As of August 31, 2020, we have 41 shareholders (49 shareholder as of December 15, 2020). Each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

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

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended August 31, 2020.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company commenced operation in February 2020, and we have signed 3 service contracts and leased premises in Margao, Goa, India.

In order to continue as a going concern, the Company will need increase the number of its clientele and when required, the Company may need to seek additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. There is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Results of Operations:

	Year Ended August 31, 2020	Year Ended August 31, 2019
Revenue	$3,002	$-
Total expenses	(26,530)	(12,702)
Net income (loss)	$(23,528)	$(12,702)

Revenue

The Company commence its operation in February 2020, and we have earned $3,002 in revenue.

Expenses

Our operating expenses for the year ended August 31, 2020 and 2019 are outlined in the table below:

	Year Ended August 31, 2020	Year Ended August 31, 2019
Professional fees	$13,353	$8,000
General and Administration fees	11,504	4,424
Rent	983	-
Interest expense	690	278
Total	$26,530	$12,702

Results of Operations

The Company commence its operation in February 2020, and we have earned $3,002 in revenue. Since inception, we sold 11,000,000 shares of common stock total proceeds of $56,000.

For the year ended August 31, 2020, we earned $3,002 in gross revenue. We incurred total operating expenses in the amount of $25,840, comprised mainly of professional fees totaling $13,353, rent expense totaling $983, transfer agent set-up fees and filing fees totaling $9,426 administration, fee payment to the Company CEO totaling $410 and general and administration charges totaling $1,668.

For the year ended August 31, 2019, we have incurred total operating expenses in the amount of $12,424 which comprises of professional audit fees totaling $8,000 and general and administrative expenses totaling $4,424 which mainly relates to travel, filing fees and state fees.

Liquidity and Capital Resources

Our cash balance at August 31, 2020 was $25,242 and $1,462 in current liabilities. In September 2020, we have raised $50,000 from sale of 5,000,000 shares. If additional funds become required before generation of revenue, the additional funding may come from equity financing from the sale of our common stock or advances from related parties.

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

As a result of the global spread of COVID-19 beginning in early March, we have begun to experience general business disruptions that impeded normal business activity including our ability to provide storage area access as our premises is under lock-down, we cannot deliver on face-to-face interaction nor able to seek new clients.

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

The Report of Independent Registered Public Accounting Firm issued by Prager Metis CPSs LL,C a professional corporation for the audited financial statements for the years ended August 31, 2020 and 2019, is included herein immediately preceding the audited financial statements.

Our audited financial statements are included following the signature page to this Form 10K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

As of August 31, 2020, the year-end period covered by this report, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of August 31, 2020, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended August 31, 2020 covered by this report were not previously reported on Form 8-K.

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

Name and Address of Executive Officer and/or Director	Age	Position

Chasma Mulla Margao, State of Goa, India	38	President and Chief Executive Officer, Secretary, Treasurer and Director

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

The following table sets forth the compensation paid by us for the period from inception until the fiscal year ending August 31, 2020, and subsequent thereto, for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chasma Mulla	2020	Nil	Nil	Nil	Nil	Nil	Nil	$476	$476
President, Chief Executive Officer and Director	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Outstanding Equity Awards at 2020 Fiscal Year-End

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

Name and Address of Beneficial Owner	No. of Common Stock	Percentage of Ownership as at August 31, 2020
Chasma Mulla H. No FF-2, First Floor, Rosemina Arcade, Malbhat Margao, State of Goa, India 403601	6,000,000	54.55%
Officer and/or director as group	6,000,000	54.55%

Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this report. As of August 31, 2020, there were 11,000,000 shares of our common stock issued and outstanding, 6,000,000 shares being held by the director.

Future Sales by existing shareholders

As of August 31, 2020, a total of 6,000,000 shares have been issued to Chasma Mulla, an officer/director, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

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

Item 13. Certain Relationships and Related Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2020 and for period year ended August 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Period Ended
	August 31, 2020	August 31, 2019
Audit Fees	$12,500	$8,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,500	$8,000

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

YUMBA RECORDS STORAGE, INC.

Date: December 15, 2020	By:	/s/ Chasma Mulla
Chasma Mulla
Chief Executive Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

YUMBA RECORDS STORAGE, INC.

Date: December 15, 2020	By:	/s/ Chasma Mulla
Chasma Mulla
Chief Financial Officer and Director

YUMBA RECORDS STORAGE, INC.

FINANCIAL STATEMENTS

AUGUST 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Yumba Records Storage, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Yumba Records Storage, Inc.  (the “Company”) as of August 31, 2020 and 2019, and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two years period ended August 31, 2020, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the result of its operations and its cash flow for each of the years in the two years period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has sustained recurring losses and has an accumulated deficit as of August 31, 2020, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

December 15, 2020

Yumba Records Storage, Inc.

Consolidated Balance Sheets

	August 31, 2020	August 31, 2019

ASSETS
Current assets
Cash	$25,242	$408
Total current assets	25,242	408
Total assets	$25,242	$408

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$877	$728
Due to related party	585	2,871
Total current liabilities	1,462	3,599
Long term liabilities
Related party notes payable, net of discount	14,194	13,503
Total liabilities	15,656	17,102

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value, 200,000,000 authorized, 11,000,000 and 6,000,000 issued and outstanding as of August 31, 2020 and 2019 respectively	11,000	6,000
Additional paid-in capital	46,945	1,945
Accumulated deficit	(48,167)	(24,639)
Accumulated other comprehensive income	(192)	-
Total stockholders’ equity (deficit)	9,586	(16,694)
Total liabilities and stockholders’ equity (deficit)	$25,242	$408

The accompanying notes are an integral part of these financial statements

Yumba Records Storage, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended August 31, 2020	For the Year Ended August 31, 2019
Revenue
Revenue – related party	$3,002	$-

Expenses
General and administrative	11,504	4,424
Professional fees	13,353	8,000
Rent	983	-
Total expenses	(25,840)	(12,424)
Loss from operations	(22,838)	(12,424)
Other Expenses
Interest expense	(690)	(278)
Loss before provision for income tax	(23,528)	(12,702)
Provision for income tax	-	-
Net Loss	$(23,528)	$(12,702)
Other comprehensive loss
Foreign currency translation	(192)	-
Net Comprehensive Loss	$(23,720)	$(12,702)

Net loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding – basic and diluted	10,875,460	6,000,000

(The accompanying notes are an integral part of these financial statements)

YUMBA RECORDS STORAGE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Number	Par Value	Capital	Deficit	Income	Total

Balance, August 31, 2018	6,000,000	$6,000	$-	$(11,937)	$-	$(5,937)
Debt discount	-	-	1,945	-	-	1,945
Net loss	-	-	-	(12,702)	-	(12,702)
Balance, August 31, 2019	6,000,000	6,000	1,945	(24,639)	-	(16,694)
Sale of common shares for cash	5,000,000	5,000	45,000	-	-	50,000
Net loss	-	-	-	(23,528)	-	(23,528)
Foreign currency translation	-	-	-	-	(192)	(192)
Balance, August 31, 2020	11,000,000	$11,000	$46,945	$(48,167)	$(192)	$9,586

(The accompanying notes are an integral part of these consolidated financial statements)

Yumba Records Storage, Inc.

Consolidated Statement of Cash Flows

	For the Year Ended August 31, 2020	For the Year Ended August 31, 2019

Cash flows from operating activities
Net loss	$(23,528)	$(12,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	690	278
Change in operating assets and liabilities
Accounts payables and accrued liabilities	150	(329)
Due to related parties	(2,286)	2,871
Net cash used in operating activities	(24,974)	(9,882)

Cash flows from financing activities
Advances from related party	-	-
Proceeds from sale of common shares for cash	50,000	-
Net cash provided by financing activities	50,000	-
	-
Effect of exchange rate changes on cash	(192)	-

Change in cash	24,834	(9,882)

Cash – beginning of period	408	10,290

Cash – end of period	$25,242	$408

Supplemental cash flow disclosures
Cash paid for:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Yumba Records Storage, Inc. Notes to the consolidated financial statements August 31, 2020 and 2019

1. NATURE AND CONTINUANCE OF OPERATIONS

Yumba Records Storage, Inc. (the "Company") was incorporated in the state of Nevada on July 21, 2017 ("Inception"). The Company plans to be a physical record storage and retrieval company .The Company's corporate headquarters is located in Margao, India and its fiscal year-end is August 31.

Most of the activities of the Company have related to its organization, initial funding, and share issuances. In February 2020, the Company commenced its operations.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ending August 31, 2020, the Company recognized $3,002 in revenue and incurred a net loss of $23,528. As of August 31, 2020, the Company had an accumulated deficit of $48,167. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

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

Due to the COVID-19 global pandemic, the global economy and financial markets have been disrupted and there continues to be a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. The Company has begun to experience general business disruptions that impeded normal business activity including its ability to provide storage area access, the Company premises is under lock-down, delivery of face-to-face interaction nor able to seek new clients. These events may affect the Company’s ability to continue as a going concern.

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

Audited consolidated financial statements

The consolidated financial statements include the accounts of Yumba Records Storage, Inc. and its wholly owned Canadian subsidiary, Yumba Records Storage Inc. and wholly owned Indian subsidiary, Yumba Records Storage Private Limited. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Yumba Records Storage, Inc. Notes to the consolidated financial statements August 31, 2020 and 2019

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the FDIC. As of August 31, 2020, the Company had $25,242 in cash.

Revenue Recognition.

Revenues from our storage facilities, which are primarily composed of rental income earned pursuant to short term leases, are recognized as earned.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the years ended August 31, 2020 and 2019.

Yumba Records Storage, Inc. Notes to the consolidated financial statements August 31, 2020 and 2019

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

Lease

On February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The ASU introduces a new leasing model for both lessees and lessors. Topic 842 provides guidance in how to identify whether a lease arrangement exists. Management has evaluated its premise leasing arrangement and concluded that the company’s lease has a lease term of 12 months or less and per ASC 842 qualifies as short-term. Per ASC 842, a lessee may elect not to apply the recognition requirements of ASC 842 to short-term leases and should recognize the lease payments in net income on a straight-line basis over the lease term.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires revenue to be based upon the consideration expected from customers for promised goods or services.   The new standards, effective on January 1, 2018, permit either the retrospective or cumulative effects transition method and allowed for early adoption on January 1, 2017. The Company does not believe the new standards will have a material impact on the results of Company’s operations or financial condition, primarily because most of the revenue is from rental revenue, which the new standards do not cover. Revenues from our storage facilities, which are primarily composed of rental income earned pursuant to short term leases, are recognized as earned.

In February 2016, the FASB issued ASU 2016-02, Leases, requiring leases to recognize most leases of their balance sheet and making targeted changes to lessor accounting. We do not believe the new standard has material effect on our results of operations because revenues from our storage facilities, which are primarily composed of rental income earned are  short term leases and as such qualify for ASC 842 short-term lease exception. Our rental income is recognized as earned.

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

In September 2020, the Company re-purchased 800,000 shares from 4 shareholders for $7,760.

As at August 31, 2020, there were no issued and outstanding stock options or warrants.

Yumba Records Storage, Inc. Notes to the consolidated financial statements August 31, 2020 and 2019

5. RELATED PARTY TRANSACTIONS

The Company does not own any real property. In February 2020, the Company entered into a lease agreement with a related party for $163 per month, for an eleven-month term. Three parties related to the Company have signed storage service contracts for $136 per month each. The Company has adopted ASC 842, Leases, on September 1, 2019 and elected to follow practical expedient for short term leases, which allows to not recognize lease liability and right of use asset on leases shorter than 12 months.

The Company has received $15,170 from related party (Note 6).

6. RELATED PARTY NOTES PAYABLE, NET OF DISCOUNT

As of August 31, 2019, the Company received advances of $15,170 from a related party. These advances are unsecured with no interest. The Company entered into a formal promissory note for the advanced amount as of April 1, 2019, with a maturity date of December 31, 2021 with no stated interest rate. The computed discounted present value of the note payable at issuance, based on a 5% imputed interest rate, was $13,225 with $1,945 recognized as a debt discount, to be amortized over the life of the note using effective interest method. The amortization of the discount for the year ended August 31, 2020 was $ 690 (August 31, 2019 - $278), which is reported as interest expense.

	August 31, 2020	August 31, 2019

Principal amount of notes payable	$15,170	$15,170
Less: unamortized discount	(976)	(1,667)
Notes payable less unamortized discount	$14,194	$13,503

7. INCOME TAXES

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction for the years ended August 31, 2020 and 2019, respectively. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	August 31, 2020	August 31, 2019
Deferred tax asset attributed to:
Net operating loss carryforward	$23,528	$12,702
Statutory tax rate	21%	21%

Income tax recovery at statutory rate	4,941	5,174
Less: valuation allowance	(4,941)	(5,174)
Provision for income taxes	$-	$-

As of August 31, 2020, the Company had net operating loss carry forwards of approximately $48,167 that may be available to reduce future years’ taxable income in varying amounts through 2040. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2020.

Yumba Records Storage, Inc. Notes to the consolidated financial statements August 31, 2020 and 2019

7. INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 21% for 2020 and 2019 of significant items comprising the net deferred tax amount is:

	August 31, 2020	August 31, 2019
Deferred tax asset attributed to:
Net operating loss carryforward	$48,167	$24,639
Statutory tax rate	21%	21%

Net deferred tax asset	10,115	5,174
Less: valuation allowance	(10,115)	(5,174)
Net deferred tax assets	$-	$-

In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2017 through 2020 are subject to review by the tax authorities.

The sources and tax effects of the differences are as follows

	August 31, 2020	August 31, 2019
U.S. federal statutory rate	21%	21%
Valuation allowance	(21%)	(21%)
Effective rate	0%	0%

8. COMMITMENT AND CONTIGENCIES

Litigation

From time to time, the Company may become involved in litigation or claims arising out of its operations in the normal course of business. At the current time, the Company is not known to be a party to any legal proceedings that would be expected to have a materially adverse impact on its financial position, results of operations or cash flows.

Lease Commitments

The Company has signed a lease with a related party as discussed in Note 5 above.

Service Contracts

The Company signed storage service agreement with 3 related parties as discussed in Note 5 above.

9. SUBSEQUENT EVENTS

Management has evaluated subsequent events through to the date these audited consolidated financial statements were available to be issued. Based on their evaluation. Other than subsequent event disclosed in Note 4, no other material events have occurred that require disclosure.

