Form 10-Q
period 2020-11-30
Yumba Records Storage, Inc.
filed 2021-01-14
CIK 1750398

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,200,000 common shares outstanding and 11,000,000 shares are issued as of January 8, 2021.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Yumba Records Storage, Inc.

Condensed Consolidated Balance Sheets

	November 30, 2020	August 31, 2020
	(unaudited)

ASSETS
Current assets
Cash	$17,053	$25,242
Prepaid expenses	300	-

Total current assets	17,353	25,242

Total assets	$17,353	$25,242

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$5,336	$877
Due to related party	585	585

Total current liabilities	5,921	1,462

Long term liabilities
Related party notes payable, net of discount	14,372	14,194

Total liabilities	20,293	15,656

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value, 200,000,000 authorized, 11,000,000 shares issued and 10,200,000 shares outstanding as of November 30, 2020, 11,000,000 issued and outstanding as of August 31, 2020.	11,000	11,000
Additional paid-in capital	46,945	46,945
Treasury stock, at cost	(7,760)	-
Accumulated deficit	(52,748)	(48,167)
Accumulated other comprehensive income	(377)	(192)

Total stockholders’ equity (deficit)	(2,940)	9,586

Total liabilities and stockholders’ equity (deficit)	$17,353	$25,242

The accompanying notes are an integral part of these condensed consolidated financial statements

Yumba Records Storage, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended November 30, 2020	For the Three Months Ended November 30, 2019
Revenue
Revenue – related party	$1,220	$-

Expenses
General and administrative	635	1,029
Professional fees	4,500	6,737
Rent	488	-
Total expenses	5,623	7,766
Loss from operations	(4,403)	(7,766)
Other Expenses
Interest expense	(178)	(170)
Loss on foreign currency exchange	-	(35)
Loss before provision for income tax	(4,581)	(7,971)
Provision for income tax	-	-
Net Loss	(4,581)	(7,971)
Other comprehensive loss
Foreign currency translation	(185)	-
Net Comprehensive Loss	$(4,766)	$(7,971)

Net loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding – basic and diluted	10,393,407	10,492,444

The accompanying notes are an integral part of these condensed consolidated financial statements

YUMBA RECORDS STORAGE, INC.

Condensed Consolidated Statement of Stockholders’ equity (deficit)

(unaudited)

							Accumulated
							Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Number	Par Value	Number	Amount	Capital	Deficit	Income	Total
Balance, September 1, 2020	11,000,000	$11,000	-	$-	$46,945	$(48,167)	$(192)	$9,586
Treasury stock purchases	-	-	(800,000)	(7,760)	-	-	-	(7,760)
Net loss for the period	-	-	-	-		(4,581)	-	(4,581)
Foreign currency translation	-	-	-	-	-	-	(185)	(185)
Balance, November 30, 2020	11,000,000	$11,000	(800,000)	$(7,760)	$46,945	$(52,748)	$(377)	$(2,940)

							Accumulated
							Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Number	Par Value	Number	Amount	Capital	Deficit	Income	Total
Balance, September 1, 2019	6,000,000	$6,000	-	$-	$1,945	$(24,639)	$-	$(16,694)
Issuance of common shares for cash	5,000,000	5,000	-	-	-	-	-	50,000
Net loss for the period	-	-	-	-	-	(7,971)	-	(7,971)
Balance, November 30, 2019	11,000,000	$11,000	-	$-	$1,945	$(32,610)	$-	$25,335

The accompanying notes are an integral part of these condensed consolidated financial statements

Yumba Records Storage, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended November 30, 2020	For the Three Months Ended November 30, 2019

Cash flows from operating activities
Net loss	$(4,581)	$(7,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	178	170

Change in operating assets and liabilities
Prepaid	(300)	-
Accounts payables and accrued liabilities	4,459	1,500
Due to related parties	-	316
Net cash used in operating activities	(244)	(5,985)

Cash flows from financing activities
Re-purchase of common stock for cash	(7,760)	-
Proceeds from sale of common shares for cash	-	50,000
Net cash provided by financing activities	(7,760)	50,000

Effect of exchange rate changes on cash	(185)	-

Change in cash	(8,189)	44,015

Cash – beginning of period	25,242	408

Cash – end of period	$17,053	$44,423

Supplemental cash flow disclosures
Cash paid for:
Interest	-	-
Income tax	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Yumba Records Storage, Inc.
Notes to the Condensed Consolidated financial statements
November 30, 2020
(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Yumba Records Storage, Inc. (the "Company") was incorporated in the state of Nevada on July 21, 2017 ("Inception"). The Company plans to be a physical record storage and retrieval company. The Company's corporate headquarters are located in Margao, India and its fiscal year-end is August 31.

2. GOING CONCERN

These unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the three months ended November 30, 2020, the Company incurred a net loss of $4,581. As of November 30, 2020, the Company had an accumulated deficit of $52,748. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Information:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2020 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the year ending August 31, 2021.

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

Yumba Records Storage, Inc.
Notes to the Condensed Consolidated financial statements
November 30, 2020
(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at the respective rates of exchange prevailing at the end of the reporting period. Income and expense accounts are translated at average exchange rates prevailing during the reporting period. Translation adjustments resulting from this process are recorded directly in equity as accumulated other comprehensive (loss) income (“AOCI”) and will be included as income or expense only upon sale or liquidation of the underlying entity or asset. Yumba Records Storage Private Limited (India) considers its local currency (rupees) as its functional currency.

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

Yumba Records Storage, Inc.
Notes to the Condensed Consolidated financial statements
November 30, 2020
(unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to paid-in capital in excess of par value using the average-cost method.

Loss Per Share of Common Stock

Basic earnings per share is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the three-month period ended November 30, 2020 and 2019.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed unaudited consolidated balance sheet.

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

In September 2020, the Company repurchased 800,000 Common Stock from 4 shareholders for $7,760 and returned these shares to treasury. The following table summarizes the Company’s stock repurchase activity:

	Shares repurchased	Average price per share	Total Cost
Treasury stock	800,000	$0.0097	$7,760

As at November 30, 2020, there were no issued and outstanding stock options or warrants.

Yumba Records Storage, Inc.
Notes to the Condensed Consolidated financial statements
November 30, 2020
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

6. RELATED PARTY NOTES PAYABLE, NET OF DISCOUNT

As of August 31, 2019, the Company received advances of $15,170 from a related party. These advances are unsecured with no interest. The Company entered into a formal promissory note for the advanced amount as of April 1, 2019, with a maturity date of December 31, 2021 with no stated interest rate. The computed discounted present value of the note payable at issuance, based on a 5% imputed interest rate, was $13,225 with $1,945 recognized as a debt discount, to be amortized over the life of the note using effective interest method. The amortization of the discount for three months ended November 30, 2020 was $178. For three months ended November 30, 2019 amortization of discount was $170. Discount amortization is reported as interest expense.

	November 30, 2020	August 31, 2020

Principal amount of notes payable	$15,170	$15,170
Less: unamortized discount	(798)	(976)
Notes payable less unamortized discount	$14,372	$14,194

7. COMMITMENT AND CONTIGENCIES

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

8. SUBSEQUENT EVENTS

In December 2020, the lease agreement with a related party was extended to a month-to-month basis after the expiration of the original lease term with the same terms and conditions as contained in the lease agreement (Note 5).

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

Due to COVID-19 and lock-down in India, the Company’s has curtained it operation and is unable to seek new clients and decreased it operating expenses.

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

Currently, our President devotes approximately 5% of her business time to the Company’s operations. Ms. Mulla has indicated that she is willing to spend more time with the business as it grows, and her services are needed. We anticipate that she will be required to spend about 20 hours a week on matters relating to our business when operations commence. Starting  March 1, 2020 to November 30, 2020, we have compensated Ms. Mulla in the amount of Indian Rupees 50,000/- (US $681).

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

For the three months ended November 30, 2020, we earned $1,220 in gross revenue. We incurred total operating expenses in the amount of $5,623, comprised of professional fees totaling $4,500, rent expense  totaling $488, transfer agent fees totaling $300, fee payment to the Company CEO totaling $271 and general and administration charges totaling $64.

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

Liquidity and Capital Resources

Our cash balance at November 30, 2020 was $17,053 and $5,921 in current liabilities.

We believe we have sufficient current cash through cash on hand and from operations to cover our expenses for filing required quarterly and annual reports with the Securities and Exchange Commission and fund our plan of limited operation. We anticipate our costs of being a reporting company to be approximately $16,000 for the next twelve months in connection with our public filings that will have to be made with the SEC on a quarterly basis. If needed, we may get additional funding from advances from related parties and/or from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our plan of operation for the next 12 months and our business will fail.

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage of operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, as of November 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2020, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

Our disclosure controls and procedures were not effective as of November 30, 2020 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Controls and Procedures over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

YUMBA RECORDS STORAGE, INC.

Date: January 14, 2021	By:	/s/ Chasma Mulla
Chasma Mulla
Chief Executive Officer

YUMBA RECORDS STORAGE, INC.

Date: January 14, 2021	By:	/s/ Chasma Mulla
Chasma Mulla
Chief Financial Officer and Director

