Form 10-Q
period 2021-02-28
Yumba Records Storage, Inc.
filed 2021-04-12
CIK 1750398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,200,000 common shares outstanding and 11,000,000 shares are issued as of April 12, 2021.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Yumba Records Storage, Inc.

Condensed Consolidated Balance Sheets (Unaudited)
	February 28, 2021	August 31, 2020

ASSETS
Current assets
Cash	$11,098	$25,242
Prepaid expenses	200	-
Total current assets	11,298	25,242
Total assets	$11,298	$25,242

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$777	$877
Due to related party	1,748	585
Total current liabilities	2,525	1,462
Long term liabilities
Related party notes payable, net of discount	14,552	14,194
Total liabilities	17,077	15,656

Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value, 200,000,000 authorized, 11,000,000 shares issued and 10,200,000 shares outstanding as of February 28, 2021, 11,000,000 issued and outstanding as of August 31, 2020.	11,000	11,000
Additional paid-in capital	46,945	46,945
Treasury stock, at cost	(7,760)	-
Accumulated deficit	(55,590)	(48,167)
Accumulated other comprehensive income	(374)	(192)
Total stockholders’ equity (deficit)	(5,779)	9,586
Total liabilities and stockholders’ equity (deficit)	$11,298	$25,242

The accompanying notes are an integral part of these condensed consolidated financial statements

Yumba Records Storage, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)
	For the Three Months		For the Six Months
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Revenue
Revenue – related parties	$1,225	$419	$2,445	$419

Expenses
General and administrative	1,972	7,652	2,607	8,680
Professional fees	1,750	3,000	6,250	9,738
Rent	164	-	652	-
Total expenses	3,886	10,652	9,509	18,418
Loss from operations	(2,661)	(10,233)	(7,064)	(17,999)
Other expenses
Interest expense	(181)	(171)	(359)	(341)
Loss on foreign currency exchange	-	(33)	-	(68)
Loss before provision for income tax	(2,842)	(10,437)	(7,423)	(18,408)
Provision for income tax	-	-	-	-
Net loss	(2,842)	(10,437)	(7,423)	(18,408)
Other comprehensive loss
Foreign currency translation	3	-	(182)	-
Net comprehensive loss	$(2,839)	$(10,437)	$(7,605)	$(18,408)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	10,200,000	11,000,000	10,297,238	10,747,624

The accompanying notes are an integral part of these condensed consolidated financial statements

YUMBA RECORDS STORAGE, INC.

Condensed Consolidated Statement of Stockholders’ equity (deficit)

(Unaudited)
							Accumulated Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Number	Par Value	Number	Amount	Capital	Deficit	Income	Total
Balance, September 1, 2020	11,000,000	$11,000	-	$-	$46,945	$(48,167)	$(192)	$9,586
Treasury stock purchases	-	-	(800,000)	(7,760)	-	-	-	(7,760)
Net loss for the period	-	-	-	-		(4,581)	-	(4,581)
Foreign currency translation	-	-	-	-	-	-	(185)	(185)
Balance, November 30, 2020	11,000,000	$11,000	(800,000)	$(7,760)	$46,945	$(52,748)	$(377)	$(2,940)
Net loss for the period	-	-	-	-		(2,842)	-	(2,842)
Foreign currency translation	-	-	-	-	-	-	3	3
Balance, February 28, 2021	11,000,000	$11,000	(800,000)	$(7,760)	$46,945	$(55,590)	$(374)	$(5,779)

							Accumulated Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Number	Par Value	Number	Amount	Capital	Deficit	Income	Total
Balance, September 1, 2019	6,000,000	$6,000	-	$-	$1,945	$(24,639)	$-	$(16,694)
Issuance of common shares for cash	5,000,000	5,000	-	-	45,000	-	-	50,000
Net loss for the period	-	-	-	-	-	(7,971)	-	(7,971)
Balance, November 30, 2019	11,000,000	11,000	-	-	46,945	(32,610)	-	25,335
Net loss for the period	-	-	-	-	-	(10,437)	-	(10,437)
Balance, February 29, 2020	11,000,000	$11,000	-	$-	$46,945	$(43,047)	$-	$14,898

The accompanying notes are an integral part of these condensed consolidated financial statements

Yumba Records Storage, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)
	For the Six Months Ended February 28, 2021	For the Six Months Ended February 29, 2020

Cash flows from operating activities
Net loss	$(7,423)	$(18,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	358	341

Change in operating assets and liabilities
Prepaid expenses	(200)	-
Accounts payables and accrued liabilities	(100)	-
Due to related parties	1,163	(2,241)
Net cash used in operating activities	(6,202)	(20,308)

Cash flows from financing activities
Re-purchase of common stock for cash	(7,760)	-
Proceeds from sale of common shares for cash	-	50,000
Net cash provided by financing activities	(7,760)	50,000

Effect of exchange rate changes on cash	(182)	-

Change in cash	(14,144)	29,692

Cash – beginning of period	25,242	408

Cash – end of period	$11,098	$30,100

Supplemental cash flow disclosures
Cash paid for:
Interest	−	−
Income tax	−	−

The accompanying notes are an integral part of these condensed consolidated financial statements

Yumba Records Storage, Inc.

Notes to the Condensed Consolidated financial statements

(Unaudited)

1. NATURE AND BASIS OF OPERATIONS

Yumba Records Storage, Inc. (the "Company") was incorporated in the state of Nevada on July 21, 2017 ("Inception"). The Company plans to be a physical record storage and retrieval company. The Company's corporate headquarters are located in Margao, India and its fiscal year-end is August 31.

2. GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the six months ended February 28, 2021, the Company incurred a net loss of $7,423. As of February 28, 2021, the Company had an accumulated deficit of $55,590. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

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

Due to the COVID-19 global pandemic, the global economy and financial markets have been disrupted and there continues to be a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. The Company has begun to experience general business disruptions that impeded normal business activity including its ability to provide storage area access as the Company premises is under lock-down. These events may further affect the Company’s ability to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Information:

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and with the rules of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. The August 31, 2020 condensed consolidated balance sheet was derived from the audited financial statements included in the Company’s Form 10-K filed with the SEC. The unaudited interim condensed consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2021 are not necessarily indicative of the results that may be expected for the year ending August 31, 2021.

Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of Yumba Records Storage, Inc. and its wholly owned Canadian subsidiary, Yumba Records Storage Inc. and wholly owned Indian subsidiary, Yumba Records Storage Private Limited. All significant intercompany balances and transactions have been eliminated upon consolidation.

Yumba Records Storage, Inc. Notes to the Condensed Consolidated financial statements February 28, 2021 (unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 3 months or less when purchased to be cash equivalents. The Company had no cash equivalents at February 28, 2021 and August 31, 2020.

Revenue Recognition.

Revenues from our storage facilities, which are primarily composed of rental income earned pursuant to short term leases, are recognized as earned. The Company recognizes revenue in accordance with ASC 842 for Lessors.  The revenues were generated in the State of Goa, India.

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

Yumba Records Storage, Inc. Notes to the Condensed Consolidated financial statements February 28, 2021 (unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to paid-in capital in excess of par value using the average-cost method.

Loss Per Share of Common Stock

Basic earnings per share is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the six-month period ended February 28, 2021 and 2020.

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

In September 2020, the Company repurchased 800,000 shares of Common Stock from 4 shareholders for $7,760 and returned these shares to treasury. The following table summarizes the Company’s stock repurchase activity:

	Shares repurchased	Average price per share	Total Cost
Treasury Stock, February 28, 2021	800,000	$0.0097	$7,760

As at February 28, 2021, there were no issued and outstanding stock options or warrants.

Yumba Records Storage, Inc.

Notes to the Condensed Consolidated financial statements

February 28, 2021

(unaudited)

5. RELATED PARTY TRANSACTIONS

The Company does not own any real property. In February 2020, the Company entered into a lease agreement with a related party, namely the mother-in-law of the Company’s president, for $164 per month Three parties related to the Company's president have signed storage service contracts for $136 per month each. The relationships of three related parties are: (a) an unlimited company owned by the spouse of the Company’s president, (b) an unlimited company owned by the sister-in-law and (c) an unlimited company owned a cousin of the Company’s president. The Company has adopted ASC 842, Leases, on September 1, 2019 and elected to follow practical expedient for short term leases, which allows to not recognize lease liability and right of use asset on leases shorter than 12 months.

The Company has received $15,170 from related party (Note 6).

6. RELATED PARTY NOTES PAYABLE, NET OF DISCOUNT

As of August 31, 2019, the Company received advances of $15,170 from a related party. These advances are unsecured with no interest. The Company entered into a formal promissory note for the advanced amount as of April 1, 2019, with a maturity date of December 31, 2021 with no stated interest rate. The holder of the Note has verbally agreed to extend the Note by further one year to December 31, 2022. The computed discounted present value of the note payable at issuance, based on a 5% imputed interest rate, was $13,225 with $1,945 recognized as a debt discount, to be amortized over the life of the note using effective interest method. The amortization of the discount for six months ended February 28, 2021 and February 29, 2020  was $359 and  $341 respectively. Discount amortization is reported as interest expense.

	February 28, 2021	August 31, 2020
Principal amount of notes payable	$15,170	$15,170
Less: unamortized discount	(618)	(976)
Notes payable less unamortized discount	$14,552	$14,194

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

Service Contracts

The Company signed storage service agreements with 3 related parties as discussed in Note 5 above

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

Due to COVID-19 and lock-down in India, the Company’s has curtained it operations significantly and is unable to seek new clients or decreased it operating and reporting expenses.

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

As we wish to be quoted on the OTC Market’s OTCQB Marketplace, we have requested a market maker to file an application on our behalf in order to make a market for our common stock.

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

Currently, our President devotes approximately 5% of her business time to the Company’s operations. Ms. Mulla has indicated that she is willing to spend more time with the business as it grows, and her services are needed. We anticipate that she will be required to spend about 20 hours a week on matters relating to our business when operations commence. Up to February 28, 2021, we have compensated Ms. Mulla in the amount of Indian Rupees 50,000/- (US $681).

Investors should be aware that there is substantial doubt as to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months. This opinion is based on our suffering initial losses, having limited operations, and having limited working capital. Besides generating limited revenue from our operations, our only other source for cash at this time is sell or our equity or loans by others in our Company. However, we do not have any written agreements in place for any investments or loans from third parties. We must raise cash to implement our projects and expand our operations. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. Due to COVID – 19 and lock-down in India, the Company’s has curtained it operations significantly and is unable to seek new clients or decreased it operating and reporting expenses. As such, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

For the three months ended February 28, 2021, we earned $1,225 in gross revenue. We incurred total operating expenses in the amount of $3,886, comprised of professional fees totaling $1,750, transfer agent fees and filing fees totaling $1,872, rent totaling $164 and general and administration charges totaling $100.

For the three months ended February 29, 2020, we earned $419 in gross revenue. We incurred total operating expenses in the amount of $10,652, comprised of professional fees totaling $3,000, transfer agent set-up fees and filing fees totaling $7,005 and general and administration charges totaling $647.

For the six months ended February 28, 2021, we earned $2,445 in gross revenue. We incurred total operating expenses in the amount of $9,509, comprised of professional fees totaling $6,250, rent expense totaling $652, transfer agent fees totaling $2,231, fee payment to the Company CEO totaling $271 and general and administration charges totaling $105.

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

Liquidity and Capital Resources

Our cash balance at February 28, 2021 was $11,098 and $2,525 in current liabilities.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, as of February 28, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2021, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

Our disclosure controls and procedures were not effective as of February 28, 2021 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Controls and Procedures over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

YUMBA RECORDS STORAGE, INC.

Date: April 12, 2021	By:	/s/ Chasma Mulla
Chasma Mulla
Chief Executive Officer

YUMBA RECORDS STORAGE, INC.

Date: April 12, 2021	By:	/s/ Chasma Mulla
Chasma Mulla
Chief Executive Officer

