Form 10-Q
period 2021-05-31
Yumba Records Storage, Inc.
filed 2021-07-15
CIK 1750398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,200,000 common shares outstanding and 11,000,000 shares are issued as of July 14, 2021.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Yumba Records Storage, Inc.

Condensed Consolidated Balance Sheets (UNAUDITED)

	May 31, 2021	August 31, 2020
ASSETS
Current assets
Cash	$9,462	$25,242
Prepaid expenses	497	-
Total current assets	9,959	25,242
Total assets	$9,959	$25,242

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$877	$877
Due to related party	1,585	585
Unearned revenue – related parties	1,242	-
Total current liabilities	3,704	1,462
Long term liabilities
Related party notes payable, net of discount	14,735	14,194
Total liabilities	18,439	15,656

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value, 200,000,000 authorized, 11,000,000 shares issued and 10,200,000 shares outstanding as of May 31, 2021, 11,000,000 issued and outstanding as of August 31, 2020.	11,000	11,000
Additional paid-in capital	46,945	46,945
Treasury stock, at cost	(7,760)	-
Accumulated deficit	(58,344)	(48,167)
Accumulated other comprehensive income	(321)	(192)
Total stockholders’ equity (deficit)	(8,480)	9,586
Total liabilities and stockholders’ equity (deficit)	$9,959	$25,242

The accompanying notes are an integral part of these condensed consolidated financial statements

Yumba Records Storage, Inc. Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months		For the Nine Months
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Revenue
Revenue – related parties	$391	$1,320	$2,836	$1,739

Expenses
General and administrative	894	989	3,501	9,669
Professional fees	1,750	1,750	8,000	11,488
Rent	319	477	971	477
Total expenses	2,963	3,216	12,472	21,634
Loss from operations	(2,572)	(1,896)	(9,636)	(19,895)
Other expenses
Interest expense	(182)	(173)	(541)	(514)
Loss before provision for income tax	(2,754)	(2,069)	(10,177)	(20,409)
Provision for income tax	-	-	-	-
Net loss	(2,754)	(2,069)	(10,177)	(20,409)
Other comprehensive loss
Foreign currency translation	53	(79)	(129)	(147)
Net comprehensive loss	$(2,701)	$(2,148)	$(10,306)	$(20,556)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	10,200,000	11,000,000	10,264,469	10,833,285

The accompanying notes are an integral part of these condensed consolidated financial statements

YUMBA RECORDS STORAGE, INC. Condensed Consolidated Statement of Stockholders’ equity (deficit) (Unaudited)

							Accumulated Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Number	Par Value	Number	Amount	Capital	Deficit	Income	Total
Balance, September 1, 2020	11,000,000	$11,000	-	$-	$46,945	$(48,167)	$(192)	$9,586
Treasury stock purchases	-	-	(800,000)	(7,760)	-	-	-	(7,760)
Net loss for the period	-	-	-	-		(4,581)	-	(4,581)
Foreign currency translation	-	-	-	-	-	-	(185)	(185)
Balance, November 30, 2020	11,000,000	$11,000	(800,000)	$(7,760)	$46,945	$(52,748)	$(377)	$(2,940)
Net loss for the period	-	-	-	-		(2,842)	-	(2,842)
Foreign currency translation	-	-	-	-	-	-	3	3
Balance, February 28, 2021	11,000,00	$11,000	(800,000)	$(7,760)	$46,945	$(55,590)	$(374)	$(5,779)
Net loss for the period	-	-	-	-		(2,754)	-	(2,754)
Foreign currency translation	-	-	-	-	-	-	53	53
Balance, May 31, 2021	11,000,00	$11,000	(800,000)	$(7,760)	$46,945	$(58,344)	$(321)	$(8,480)

YUMBA RECORDS STORAGE, INC. Condensed Consolidated Statement of Stockholders’ equity (deficit) (Unaudited)

							Accumulated Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Number	Par Value	Number	Amount	Capital	Deficit	Income	Total
Balance, September 1, 2019	6,000,000	$6,000	-	$-	$1,945	$(24,639)	$-	$(16,694)
Issuance of common shares for cash	5,000,000	5,000	-	-	45,000	-	-	50,000
Net loss for the period	-	-	-	-	-	(7,971)	-	(7,971)
Balance, November 30, 2019	11,000,000	11,000	-	-	46,945	(32,610)	-	25,335
Net loss for the period	-	-	-	-	-	(10,437)	-	(10,437)
Balance, February 29, 2020	11,000,000	$11,000	-	$-	$46,945	$(43,047)	$-	$14,898
Net loss for the period	-	-	-	-	-	(2,148)	-	(2,148)
Balance, May 31, 2020	11,000,000	$11,000	-	$-	$46,945	$(45,195)	$-	$12,750

The accompanying notes are an integral part of these condensed consolidated financial statements

Yumba Records Storage, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended May 31, 2021	For the Nine Months Ended May 31, 2020

Cash flows from operating activities
Net loss	$(10,177)	$(20,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	541	514

Change in operating assets and liabilities
Prepaid expenses	(497)	(476)
Accounts payables and accrued liabilities	-	200
Unearned revenue	1,242	-
Due to related parties	1,000	(2,240)
Net cash used in operating activities	(7,891)	(22,411)

Cash flows from financing activities
Re-purchase of common stock for cash	(7,760)	-
Proceeds from sale of common shares for cash	-	50,000
Net cash provided by financing activities	(7,760)	50,000

Effect of exchange rate changes on cash	(129)	(147)

Change in cash	(15,780)	27,442

Cash – beginning of period	25,242	408

Cash – end of period	$9,462	$27,850

Supplemental cash flow disclosures
Cash paid for:
Interest	-	-
Income tax	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Yumba Records Storage, Inc. Notes to the Condensed Consolidated financial statements May 31, 2021 (Unaudited)

1. NATURE AND BASIS OF OPERATIONS

Yumba Records Storage, Inc. (the “Company”) was incorporated in the state of Nevada on July 21, 2017 (“Inception”). The Company plans to be a physical record storage and retrieval company. The Company’s corporate headquarters is located in Margao, India and its fiscal year-end is August 31.

2. GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the nine months ended May 31, 2021, the Company incurred a net loss of $10,177. As of May 31, 2021, the Company had an accumulated deficit of $58,344. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Information:

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and with the rules of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. The August 31, 2020 condensed consolidated balance sheet was derived from the audited financial statements included in the Company’s Form 10-K filed with the SEC. The unaudited interim condensed consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2021 are not necessarily indicative of the results that may be expected for the year ending August 31, 2021.

Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of Yumba Records Storage, Inc. and its wholly owned Canadian subsidiary, Yumba Records Storage Inc. and wholly owned Indian subsidiary, Yumba Records Storage Private Limited. All significant intercompany balances and transactions have been eliminated upon consolidation.

Yumba Records Storage, Inc. Notes to the Condensed Consolidated financial statements May 31, 2021 (unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 3 months or less when purchased to be cash equivalents. The Company had no cash equivalents at May 31, 2021 and August 31, 2020.

Revenue Recognition.

Revenues from our storage facilities, which are primarily composed of rental income earned pursuant to short term leases, are recognized as earned. The Company recognizes revenue in accordance with ASC 842 for Lessees. The revenues were generated in the State of Goa, India.

Yumba Records Storage, Inc. Notes to the Condensed Consolidated financial statements May 31, 2021 (unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unearned Revenue – Related Parties

Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized when the service is provided. The Company requested and received advances for a three-month period from three related parties’ clients.

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

Loss Per Share of Common Stock

Basic earnings per share is computed by dividing net income (or loss) by the weighted- average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive. No potentially dilutive debt or equity securities were issued or outstanding during the nine-month period ended May 31, 2021 and 2020.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

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

In September 2020, the Company repurchased 800,000 shares of Common Stock from 4 shareholders for $7,760 and returned these shares to treasury. The following table summarizes the Company’s stock repurchase activity:

	Shares repurchased	Average price per share	Total Cost
Treasury Stock, May 31, 2021	800,000	$0.0097	$7,760

As at May 31, 2021, there were no issued and outstanding stock options or warrants.

Yumba Records Storage, Inc. Notes to the Condensed Consolidated financial statements May 31, 2021 (unaudited)

5. RELATED PARTY TRANSACTIONS

The Company does not own any real property. In February 2020, the Company entered into a lease agreement with a related party, namely the mother-in-law of the Company’s president, for $164 per month. Three parties related to the Company’s president have signed storage service contracts for $136 per month each. The relationships of three related parties are: (a) an unlimited company owned by the spouse of the Company’s president, (b) an unlimited company owned by the sister-in-law and (c) an unlimited company owned by a cousin of the Company’s president. The Company has adopted ASC 842, Leases, on September 1, 2019 and elected to follow practical expedient for short term leases, which allows an entity to not recognize lease liability and right of use asset on leases shorter than 12 months.

The Company has received $15,170 from related party (Note 6).

6. RELATED PARTY NOTES PAYABLE, NET OF DISCOUNT

As of August 31, 2019, the Company received advances of $15,170 from a related party. These advances are unsecured with no interest. The Company entered into a formal promissory note for the advanced amount as of April 1, 2019, with a maturity date of December 31, 2021 with no stated interest rate. The holder of the Note has verbally agreed to extend the Note by further one year to December 31, 2022. The computed discounted present value of the note payable at issuance, based on a 5% imputed interest rate, was $13,225 with $1,945 recognized as a debt discount, to be amortized over the life of the note using effective interest method. The amortization of the discount for nine months ended May 31, 2021 and May 31, 2020 was $541 and $514, respectively. Discount amortization is reported as interest expense.

	May 31, 2021	August 31, 2020
Principal amount of notes payable	$15,170	$15,170
Less: unamortized discount	(435)	(976)
Notes payable less unamortized discount	$14,735	$14,194

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

Service Contracts

The Company signed storage service agreements with 3 related parties as discussed in Note 5 above.

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

During the period ended August 31, 2017, the Company issued 6,000,000 shares of common stock for total cash proceeds of $6,000 to the Company’s director.

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

Currently, our President devotes approximately 5% of her business time to the Company’s operations. Ms. Mulla has indicated that she is willing to spend more time with the business as it grows, and her services are needed. We anticipate that she will be required to spend about 20 hours a week on matters relating to our business when operations commence. Up to May 31, 2021, we have compensated Ms. Mulla in the amount of Indian Rupees 50,000/- (US $681).

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

For the three months ended May 31, 2021, we earned $391 in gross revenue. We incurred total operating expenses in the amount of $2,963, comprised of professional fees totaling $1,750, transfer agent fees and filing fees totaling $889 rent totaling $319 and general and administration charges totaling $5.

For the three months ended May 31, 2020, we earned $1,320 in gross revenue. We incurred total operating expenses in the amount of $3,216, comprised of professional fees totaling $1,750, rent expense totaling $477, transfer agent fees totaling $789 and administration fee payment to the Company CEO totaling $200.

For the nine months ended May 31, 2021, we earned $2,836 in gross revenue. We incurred total operating expenses in the amount of $12,472, comprised of professional fees totaling $8,000, rent expense totaling $971, transfer agent fees totaling $3,214, fee payment to the Company CEO totaling $271 and general and administration charges totaling $16.

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

Liquidity and Capital Resources

Our cash balance at May 31, 2021 was $9,462 and $3,704 in current liabilities which includes $1,242 in unearned revenue.

We believe we have sufficient current cash through cash on hand and from operations to cover our expenses for filing required quarterly and annual reports with the Securities and Exchange Commission and fund our plan of limited operation for the next 6 months. We anticipate our costs of being a reporting company to be approximately $16,000 for the next twelve months in connection with our public filings that will have to be made with the SEC on a quarterly basis. If needed, we may get additional funding from advances from related parties and/or from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our plan of operation for the next 6 months and our business will fail.

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

As a result of the global spread of COVID-19 beginning in early March, we have begun to experience drastic general business disruptions that impeded normal business activity including our ability to provide storage area access as our premises is under lock-down, we cannot deliver on face-to-face interaction nor able to seek new clients.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, as of May 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2021, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

Our disclosure controls and procedures were not effective as of May 31, 2021 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Controls and Procedures over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: July 14, 2021

By:	/s/ Chasma Mulla
Chasma Mulla
Chief Executive Officer

YUMBA RECORDS STORAGE, INC.
Date: July 14, 2021

By:	/s/ Chasma Mulla
Chasma Mulla
Chief Financial Officer and Director

